Form 10KSB
period 1998-11-30
MINEX RESOURCES INC
filed 1999-03-19
CIK 350389

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10KSB

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            For the fiscal year ended November 30, 1998
                                or
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from __________ to __________

                    Commission File No. 0-9793

                       Minex Resources, Inc.
      (Exact name of Registrant as specified in its charter)

            Wyoming                              83-0248003
(State or other jurisdiction                (I.R.S. Employer
of incorporation or organization)            Identification No.)

7227 Bridle Drive
Cheyenne, Wyoming                                82009-1016
(Address of principal                             (Zip Code)
executive offices)

   Issuer's telephone number, including area code: (307)635-3526

Securities registered pursuant to Section 12(b) of the Exchange
Act:  None
Securities registered pursuant to Section 12(g) of the Exchange
Act:

                   Common Stock, $.001 par value
                         (Titles of Class)

Indicate by check mark whether the Registrant (1) has filed all all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days: Yes _____ No XXX

     Registrant's revenues in fiscal year 1998 were $58,739.

     State the aggregate value of the voting stock held by non-affiliates of the Registrant: $411,412 as of February 19, 1999. The average bid and asked prices of such stock on February 19, 1999, was $0.011. The number of shares of Registrant's $.001 par value common stock outstanding as of February 19, 1999 was:

     47,700,000 shares

The Exhibit Index for this Form 10-KSB begins on sequential page number 36.

Total number of pages (including exhibits) is 39.

                       MINEX RESOURCES, INC.

                            FORM 10-KSB

                              PART I

Item 1.  Description of Business.

(a) General Development of Business

(a)(1) Minex Resources, Inc. (hereafter referred to as "Minex") was incorporated on June 12, 1980 under the laws of the State of Wyoming, as a mineral exploration company. The company has staked several mining claims, mostly in Nevada, and acquired interests in oil and gas leases in various western states.

In August 1983, Minex acquired 45% of the stock of a Denver based privately held petrochemical corporation. In July 1988, the assets of the private company (Methanol Production Corporation or MCP) were sold to UNICO, Inc. of Farmington, New Mexico. In this transaction, Minex received 945,773 shares of UNICO common stock. These shares have had a 20 for 1 reverse split, and Minex now owns 47,288 shares (4.85%) of UNICO. Control of UNICO has recently been transferred to a California group whose core business is designing, manufacturing and marketing computer and Internet communication products. See UNICO investment.

In 1986, Minex leased 27 of its Nye County, Nevada mining claims to Homestake Mining Company. These claims, known as the Gold Hill Prospect (M-ACE claims), encompass approximately 520 acres. They are located 3.8 miles north of the Round Mountain Mine. In November, 1988, Homestake announced that it was consolidating all Minex claims into the Round Mountain Mine Management Group. During the summer of 1992, Round Mountain Gold renegotiated their lease and advised Minex of "positive drilling results" in the M-ACE claims that are fifty percent owned by Minex (see
Item 2, Properties). Additional drilling occurred on the M-ACE claims during the summer of 1993. In late 1994, Round Mountain Gold advised Minex that they were terminating all leases in the Gold Hill project. Other companies have since approached Minex about leasing the M-ACE claims, but no agreements have been reached as of this date.

In November, 1992, Minex leased seven mining claims containing 127 acres to Placer Dome USA, Inc. These claims are on the upper portion of Big Bald Mountain in White Pine County, Nevada. Placer Dome owns and operates a gold processing facility at the base of Bald Mountain. During 1993, the Minex claims were incorporated into the Bald Mountain Mine Plan. In 1998, Minex was advised that 957 ounces of gold have been recovered from the "Banghart Zone" located on the Minex SLP 98 claim. Exploration continues (see Item 2, Properties).

During the past year, Minex continued to receive limited revenues from production of oil and gas in addition to advance royalty payments on the Bald Mountain claims from Placer Dome
USA, Inc.   Minex has continued limited exploration of
unpatented lode mining claims prospectively valuable for minerals such as gold, silver, copper and molybdenum. Minex currently owns interests in 155 mining claims, covering over 3060 acres in Nevada and Utah, and in oil and gas properties in Nebraska, North Dakota and Oklahoma.

During the most recent fiscal years, the Company has been devoting its resources primarily to maintaining or leasing its mining claims, and occasionally examining various other mineral properties in the western United States.

(a)(2) Minex has never been involved in any bankruptcy, receivership or similar proceedings, nor has it engaged in any material reclassification, merger or consolidation.

(a)(3) The Company did abandon 146 mining claims in 1993 which resulted in a large write-off of potential precious metal reserves. Minex did not experience any material changes in its mode of conducting business during the fiscal year ended November 30, 1998.

(b)    Business of Issuer

(b)(1) Minex has engaged generally in acquiring and exploring mineral and oil and gas properties and; where warranted, the development of such properties. Minex has not done sufficient exploration work on some of its remaining 155 claims to determine whether any of these prospects warrant development. Minex does not have sufficient funds to do any work beyond necessary assessment work or payment of annual fees to main-tain the properties. To the extent that Minex determines to perform exploration work, or if any of the properties warrant development work, Minex must seek outside financing, or lease the properties to other companies.

Minex operates in two industry segments. They involve the acquisition, exploration, development, sale or operation of oil and gas properties (oil and gas); and base and precious metal mineral interests. See the information regarding revenues, identifiable assets and operating profit (results of operations) attributable to each segment contained in
Note 9 of the financial statements.

(b)(2) The Registrant's business activities in the past have included its participation in a partnership on the Maggie Creek prospect.

(b)(3) There has not been a public announcement of, nor has the Registrant otherwise publicized a new product or industry segment which would require the investment of a material amount of the assets of the Registrant, or that is otherwise material.

(b)(4) The evaluation and acquisition of base and precious metals mining properties and oil and gas properties is a highly competitive business. There are numerous companies involved in this business, most of which are larger with greater financial resources than the Registrant.

(b)(5) The Registrant's business is not dependent upon the supply of raw materials.

(b)(6) The Registrant's business is not entirely dependent upon any single or a few customers. During the most recently completed fiscal year the Registrant received the majority of its revenues from Placer Dome USA, and Westport
Oil & Gas Company. There are, however, other large companies who often have an interest in the products or assets of Minex.

(b)(7) The Registrant holds no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts and does not consider such property rights to be important to its operations.

(b)(8) Mining operations are subject to statutory and agency requirements which address various issues, including
(i) environmental permitting and ongoing compliance costs, supervised by the EPA, BLM, and state agencies (e.g., the Nevada Department of Environmental Quality), for water and air quality, hazardous waste, etc.; (ii) mine safety and OSHA generally; and (iii) wildlife (Department of Interior for migratory fowl if attractive standing water is involved in operations); and it should be noted Federal rules preempt state regulation in such matters.

The Registrant presently has no operations requiring government approval, and no applications for any approval are pending or planned at Report date.

(b)(9) Because any mining operations of the Registrant would be subject to at least some of the requirements discussed in (b)(8) above, the commencement of such operations could be delayed pending agency approval
(or a determination that approval is not required because of size, etc.) or the project might even be abandoned due to prohibitive costs (water treatment facilities for mine water discharge might be too expensive for the projected cash flow from the property).

Generally, the effect of current or probable governmental regulations on the Registrant cannot be determined until a specific project is undertaken by the Registrant.

(b)(10) The Registrant has made no direct expenditures for company-sponsored research and development activities, nor has it been connected with customer-sponsored research and development projects.

(b)(11) Federal, state and local provisions regulating the discharge of material into the environment, or other-wise relating to the protection of the environment, such as the Clean Air Act, Clean Water Act, the Resource
Conservation and Recovery Act, and the Comprehensive
Environmental Response Liability Act ("Superfund") affect minerals operations. For mining operations in Nevada applicable environmental regulation includes permitting process for mining operations, an abandoned mine reclamation program and a permitting program for industrial development and siting. Corresponding statutes exist in most other jurisdictions and would be expected to affect any mining operations undertaken by the Registrant.
Compliance with these laws and any regulations adopted thereunder can make the development of mining claims prohibitively expensive, thereby frustrating the sale or lease of properties, or curtailing profits or royalties which might have been received therefrom. The Registrant believes it is in compliance in all material respects with all rules, laws and regulations promulgated by various federal, state and local agencies applicable to its current activities, but it cannot anticipate what new regulations of this type might be proposed and adopted, or what the resulting effect on its capital expenditures, earnings and competitive position may be.

(b)(12) The Registrant has no full-time employees. It has a part-time President and corporate Secretary. Minex uses consultants as required for special projects and preparation of financial statements.

(b)(13) UNICO, INC. INVESTMENT

On August 15, 1983, Minex acquired 45% of the outstanding stock of Methanol Production Corporation ("MPC"), a privately owned Colorado corporation. Minex paid MPC $250,000, which was used to fund certain engineering and design work, and negotiate natural gas purchase contracts.

On July 12, 1988, the assets of MPC were sold to UNICO, Inc., a publicly traded petroleum and natural resources company, based in Farmington, New Mexico.

After the sale of assets, the Board of Directors of MPC made the decision to liquidate the company. Minex received 945,773 shares of UNICO common stock which have subsequently had a 20 for 1 reverse split. Minex now owns 47,288 shares of the current outstanding common stock in UNICO, Inc.

UNICO, Inc. was incorporated under laws of the State of New Mexico in April, 1979. Company resources were segmented into four categories of business; petroleum product refining and processing, electrical energy production, natural gas production, and methanol production. Currently, refining and processing and electrical energy production are performed by the Company's wholly-owned subsidiary, Inter-mountain Refining Co., Inc. ("IRC"), while natural gas production is carried out by the Company under the name UNICO Resources. Through its wholly-owned subsidiary, Intermountain Chemical, Inc. ("IC"), the Company managed and operated a methanol production facility, owned by others, in Commerce City, Colorado. In 1996, UNICO, Inc. announced that it was considering a merger proposal with Chattfield, Dean & Co., Inc., a Colorado Corporation. A form S-4 concerning this proposed merger was filed with the Securities and Exchange Commission on February 3, 1997.
This proposed merger was terminated before completion.

In 1998, control of Unico, Inc. was transferred to Paradise Innovations, Inc. (formerly known as Starlicon International Corp.), an organization based in Fremont, California. The core business of the new group is designing and marketing of computer and Internet communication products. An annual meeting of UNICO shareholders we be held in Fremont, California on March 5, 1999 at the corporate offices. Among the issues to be voted upon will be Unico's proposed acqui-sition of the stock of Multiwave Innovation Pte. Ltd. and the spin-off of Unico's wholly owned subsidiary corporation, Intermountain Refining Co., Inc. Multiwave is a Singapore company engaged in high tech product design and engineering. Intermountain Refining Co. is a New Mexico Corporation involved in energy related activities.

Unico shareholders will be asked to approve changing the corporate name to Paradise Innovations Technology Corporation. Unico currently markets its computer products under the paradise name. Paradise Innovations designs, manufactures and markets on a worldwide basis PC video conferencing products, video adapter cards, and many other multimedia and communication products under the globally recognized PARADISE brand name.

Unico, Inc. stock is currently traded on the Over the Counter Electronic Bulletin Board under the symbol UNRC. The company has announced plans to apply for listing on a globally recognized national stock exchange if the Multiwave acquisi-tion is approved by shareholders and completed. It is anticipated that Minex will own shares in both Paradise Innovations and Intermountain Refining Co. when, and if, the proposed mergers and acquisitions are completed. The Minex percentage of ownership in Unico will be considerably diluted by the proposed transaction, however management believes the potential for future growth in the high technology industry is currently better than that of the energy business, and therefore intends to vote in favor of the proposals.

Item 2. Description of Properties

                         MINING PROPERTIES

     The mineral assets of Minex consist of seven different groups of properties. Because of Minex's lack of working capital, it does not intend to do any significant develop-ment work on its properties unless it is able to find partners to finance such work, or unless it can lease claims to larger companies, neither of which can be assured. Minex does plan to continue making annual cash lease rental payments to the federal government on its claims, and believes it has sufficient financial resources to accomplish this task during the coming year.

     1.  BALD MOUNTAIN PROSPECT

     Minex located these seven unpatented Nevada lode mining claims during March, 1985. This prospect includes approxi-mately 127 acres. In November, 1992, Minex announced that it had leased all seven claims to Placer Dome USA, Inc.

     The claims are on the upper portion of Big Bald Mountain, in White Pine County, Nevada, northwest of Ely, and are next to other Placer-controlled ground. Placer owns and operates several open pit gold mines and processing facilities at this location.

     Placer has the option to terminate the lease at any time. The Minex-Placer lease provides for an advanced royalty payment plus a "net smelter return" royalty if the property is put into production. The sliding scale royalty ranges from 3 1/2 percent when gold is less than $350 per ounce to 5 1/2 percent if the price of gold is greater than $500 an ounce.

     On October 13, 1993, Placer Dome requested that the Bureau of Land Management consider a reorganization of the Bald Mountain Mine Plan to incorporate the LJ Ridge explora-tion area that includes two Minex Claims. Placer advised Minex that drilling in the area was "encouraging."

     In 1998, Placer Dome advised Minex that 6,100 tons of material were mined and hauled to the leach pad from the Minex SLP98 claim. The average grade of ore was 0.157 oz/ ton which resulted in recovery of 957 ounces of gold.
Exploration will continue in the "Banghart Zone" contained on the Minex claims, but the main ore body appears to be located approximately 300 to 600 feet north and west of the Minex SLP98 claim. The advance royalty payments, previously made to Minex by Placer Dome exceed the net smelter return royalty that is due on the gold mined from the Minex claim.

     2.  GOLD HILL PROSPECT


     On August 18, 1986, Minex leased 27 of its Nye County, Nevada Mining claims to Homestake Mining Company of California. These claims are called the "Gold Hill Prospect" by Minex and contain the 27 M-ACE claims which encompass approximately 520 acres. The Minex claims are located 3.8 miles north of the Round Mountain Mine, which is one of the world's largest heap leaching operations. After extensive drilling on the Minex claims, Homestake and the Round Moun-tain Mine Management Group canceled the lease in 1994.

     The Minex M-ACE claims are adjacent to, and east of, the old Gold Hill Mine. This mine was in production from about 1910 to 1933 and produced approximately 120,000 tons averaging .25 ounces Au/ton, with an average gold/silver ratio of 1:6. The Gold Hill Mine is under the current control of Nevada Star Resources, a Canadian Company. At one time this property was leased to Newmont Exploration Company. Nevada Star has announced their claims have "drill indicated gold resources in excess of 300,000 ounces of gold according to calculation by an independent engineering company."

     Minex acquired the M-ACE claims from Reno-based Cordex Exploration Co. in late 1983. Both Cordex and Minex have drilled exploration holes on the property and have found, and announced, the presence of low-grade gold mineralization. Additional drill proven gold reserves were announced when the property was leased to the Round Mountain Mine.

     During 1996, several companies including Newmont
Exploration Limited, expressed an interest in leasing the M-ACE claims; but to date, no agreements have been reached, and no assurance can be given that a future lease agreement will be reached on this property. Minex has learned that the operators of the Round Mountain Mine have recently expanded their property holdings to the north and south of the Minex claims.

     Lower gold prices, Federal mineral royalty proposals before Congress and the increasing movement of exploration efforts by many larger gold mining companies to Central and South America could have a negative effect on future leases on these claims.

     3.  SWALES MOUNTAIN PROSPECT

     The Swales Mountain claims owned by Minex consist of 10 unpatented lode claims (220 acres) located in Elko County, Nevada. This mountain has attracted geologists' attention because of some similarities to the exposed mineralized formations in the nearby producing Carlin gold belt.

     In August, 1987, Minex leased these claims to Coral
Resources, Inc. Minex received $20,000 in advance royalty lease payments under terms of this lease.

     On February 14, 1989, Coral advised Minex that it would be terminating their lease on Swales Mountain. A subsequent geological report indicates that seven drill holes were drilled in the area with only one on Minex claims. No significant gold mineralization was encountered within the drill holes, but results did show interesting silver concen-trations. Silver has been found in high angle shears located proximal to the intrusive stock, with veins averaging a foot or less in thickness and several hundred feet in length.

     Minex will continue working with Swales Mountain Gold
Co. of Elko, Nevada, who owns the other adjacent claim groups, in an effort to interest other mining companies in these properties. No assurance can be given that a new lease can be negotiated, or that economic mineralization will be found on this property.

     4.  MAGGIE CREEK PROSPECT

     Minex has undivided 33.3% ownership in 96 unpatented lode mining claims (approximately 1,825 acres) which are located in Elko and Eureka Counties in northeastern Nevada.

     The Maggie Creek claims are situated along the Carlin Geologic Trend and because of recent developments in the area, Minex regularly receives inquiries about the property.
Newmont Mining's Gold Quarry property, one of the largest gold mines in the United States, is located two miles south-west of the Minex claims. Newmont has claims surrounding the Maggie Creek prospect, and reportedly has drilled deep holes in the area, but Minex has no knowledge concerning the results.

     During 1988 and 1989, these claims were leased and explored by Barrick Gold Exploration, Inc. Barrick acquired other claims in this area and conducted a major exploration study of this part of Nevada. However, during the summer of 1990, Barrick advised Minex and its partners that because of the low price of gold, and only limited success with the drilling program, they would be terminating the exploration agreement on this prospect. Barrick geologists prepared the final report under terms of the agreement, and have suggested specific locations for additional drill holes on the property. The property has now been returned to Minex and its partners who are attempting to interest other companies in conducting the suggested drilling program. No assurances can be given that new exploration partners can be found. This is especially difficult when gold prices are low as is the current situation.

     5.  OTHER PROSPECTS

     Minex has interests in several other prospects. It has performed exploration work on each of these, but has identified no substantial mineralization. These prospects are being retained because they do have some mineralization character-istics that are similar to other gold and silver producing properties in Nevada.


     Pertinent facts relating to all of Minex's mineral properties are set forth below:

Name of Prospect                          Annual
   (Percent of                     Acre-  Maint.   Royalties
Working Interest)     Location     eage    Fee    Outstanding

Bald Mt. (100%)    White Pine Co.  127   $  700*  1% of amt.
                   Nevada                           received

Gold Hill (100%)   Nye Co.         535   $2,700** 50% of amt.
                   Nevada                           received

Swales Mt. (100%)  Elko Co.        220   $1,000     -0-
                   Nevada

Maggie Creek (33%) Elko & Eureka   1,852 $9,600***  -0-
                   Co., Nevada

Blind Mt. (100%)   Lincoln Co.     44    $  200     -0-
                   Nevada

Devil Creek (100%) Juab Co.        22    $  100     -0-
                   Utah

Elko Mt. (100%)    Elko Co.        264   $1,200     -0-
                   Nevada

*     To be completed by Placer Dome USA, Inc.
**    Net smelter return to Cordex
***   One-third of cost is Minex's responsibility

                      OIL AND GAS PROPERTIES

     1.  OSAGE PRODUCTION

     No drilling activity was in process at the close of the fiscal year. As a result of previous drilling activity, Minex owns an interest in developed acreage. The following tables set forth certain information regarding the productive wells and acreage in which Minex owned an interest as of November 30, 1998:

                         Well           Developed Acreage
Oil Wells         Gross        Net      Gross         Net

Osage Co., OK     5            .06      200            25

Gas Wells

Osage Co., OK     4(a)         .50      160            20

(a) These wells were drilled in 1982 and produce minimal amounts of gas during certain periods.

     2.  MADISON PRODUCTION

     In September, 1983, Minex acquired 1.9% to 2.3% working interest or net revenue interest in six producing oil wells in the Teddy Roosevelt Field, Billings County, North Dakota. Minex's consultants estimated that this property contained approximately 15,800 barrels of proved oil reserves attributable to the interest Minex acquired. Minex paid the seller $135,000 for this interest. Minex's share of the total production from these wells is about six barrels of oil per day and a small amount of natural gas (together with large amounts of water) which nets approximately $400 per month to Minex. The wells were drilled from 1979 through 1982 and have been producing since then. There are additional prospective producing zones in these wells.

     3.  MISCELLANEOUS

     Minex has not filed any reports containing oil or gas reserve estimates with any state, federal, or foreign govern-mental authority or agency within the past twelve (12) months.
Item 3.  Legal Proceedings

     Minex currently has no legal proceedings outstanding.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fiscal year ended November 30, 1998.

                              PART II

Item 5.  Market Price of the Registrant's Common Equity and
Related Stockholder Matters

     Through fiscal 1998, the common stock of Minex Resources, Inc. was traded over the counter. The bid price of the stock for each quarter during the past two fiscal years as quoted by the National Association of Securities Dealers and the Electronic Bulletin Board under the Symbol MINX is as follows:

                                        Range of Bid Prices
For Fiscal Year Ended Nov. 30, 1998     High            Low

First Quarter                           .01            .005
Second Quarter                          .01            .01
Third Quarter                           .02            .01
Fourth Quarter                          .01            .01

For Fiscal Year Ended Nov. 30, 1997

First Quarter                           .01            .01
Second Quarter                          .02            .02
Third Quarter                           .01            .02
Fourth Quarter                          .01            .02

     The above quotations represent prices between dealers and do not include retail markup, markdown, or commission.
They do not represent actual transactions. Stock quotation under the symbol MINX can be received daily at several locations on the internet.

     As of November 30, 1998, there were 2,763 record holders of Minex's $.001 par value common stock.

     No dividends have been declared with respect to the common stock since Minex's inception. Minex does not intend to pay any such dividends in the foreseeable future, however, there are no contractual restrictions on the Registrant's present or future ability to pay dividends.

Item 6.  Selected Financial Data - For the Years Ended Nov. 30,

                 1994      1995      1996      1997      1998

Current Assets $ 47,594  $    649  $    217  $    251  $  1,482
Current Liab.   123,382    84,113    90,634    90,647    88,369
Working Cap.  (  75,788)(  83,464)(  90,417)(  90,396)(  86,887)
Total Assets    585,311   547,780   557,804   566,957   575,580
Total Liab.     123,382    84,113    90,634    90,647    88,369

Stockholders'
  Equity        461,929   463,667   467,170   476,310   487,211
Operating
  Revenue      $ 43,909  $ 44,405  $ 54,215  $ 58,000  $ 58,739
Other revenue    17,712       -0-       -0-       -0-       -0-
Net Income
  (Loss)      (  20,927)    1,738     3,503     9,140    10,901
Net Income
  (Loss) per
  common
  share            *         *         *         *         *
*  Less than $.01 per share

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

                  LIQUIDITY AND CAPITAL RESOURCES

     During the 1998 fiscal year, Minex's working capital increased by $3,509 to a negative $86,887 at November 30, 1998. Working capital is gone. This must be off set by selling or leasing Minex assets. Minex has sold some of its gold processing and oil pumping equipment during previous years. Additional equipment remains but no assurances can be given that this will be sold in the coming year. Minex has pledged its UNICO, Inc. stock for operating loans to the Riverton State Bank of Riverton, Wyoming.

     Minex's total assets increased by $8,623 to $575,580 during the 1998 fiscal year. This is due to continuing expenditures on Nevada mining claims, some of which have limited drill proven gold reserves.

     Minex has no material financial commitments during the coming fiscal year ending November 30, 1999, except for paying administrative costs, performing exploration work as warranted, and paying required maintenance fees on federal government claims. As a minimum, Minex will pay annual maintenance fees on its unpatented lode mining claims at an aggregate cost of $8,400 prior to September 1, 1999. Minex will do its best to retain the most valuable exploration properties in the future.

Year 2000 Issue

     Computer programs written in the past utilize a two digit format to identify the applicable year. Any date sensitive software beyond December 31, 1999 could fail, if not modified. The result could be, among other possibilities, disruptions to operations and the inability to process financial transactions. The Company has evaluated the operating systems on all head-quarter computers and operating systems and has consulted with various vendors of the computer software which is being used by the Company and affiliates. The vendors have confirmed to the Company that all of the Company's software and information systems are Year 2000 compliant. The Company therefore does not believe that significant expenditures will be required for the Year 2000 event.



Effects of Changes in Prices

     Mining operations and the acquisition, development and sale of mineral properties are significantly affected by changes in commodity prices. As prices for a particular mineral increase, prices for prospects for that mineral also increase, making acquisitions of such properties costly, and sales advantageous. Conversely, a price decline facilitates acquisitions of properties containing that mineral, but makes sales of such properties more difficult. Operational impacts of changes in mineral commodity prices are common in the mining industry.

                     RESULTS OF OPERATIONS

     Minex showed a profit of $10,901 during the year ended November 30, 1998, as compared to a profit of $9,140 in 1997 and a profit of $3,503 in 1996. In general, the Minex profit resulted from continuing revenues from oil and gas sales plus advance royalty payments on Nevada mining claims coupled with relatively low general and administrative costs.

     Minex was able to hold its general and administrative expenses to a low level by continuing the policy of making very low salary payments for the remaining officers. A significant portion ($73,622) of the accounts payable liability is unpaid salary to the President of Minex.
Interest expenses increased from the previous years.

     Management intends to continue taking all steps possible to hold expenses to a low level. Minex does not believe that such expenses can be reduced much more without adversely affecting the company's necessary operations, and keeping maintenance fees of federal land mining claims paid on the remaining properties. At the current expense level, and considering Minex's ability to borrow against its assets, together with anticipated income from its oil and gas properties plus advance royalty payments on mining claims, funds should be adequate to ensure Minex's ability to continue as a going concern during the current fiscal year. The funds available are insufficient to allow Minex to expand its operations. Therefore, it is unlikely Minex will be able to expand operations beyond its current maintenance program, plus conduct some limited additional exploration activities in Nevada and Wyoming.

     The Minex Board of Directors has approved management's business plan to reduce expenditures as far as possible, make every effort to sell or lease the company's mineral assets to larger companies that have the financial resources to develop the properties, and continue the company's limited exploration for possible base and precious metal mineral claims. This will be done on a continuing basis during the next fiscal year, but no assurances can be given as to the possible success of this business plan.

     Except for historical information, many of the state-ments, expectations and assumptions contained in the fore-going are forward-looking statements. The realization of any or all of these expectations is subject to a number of risks and uncertainties and it is possible that the assumptions made by management may not materialize.

     The unaudited Financial Statement for the year ended
November 30, 1998 is as follows:























































                   CLIFFORD H. MOORE AND COMPANY
                   Certified Public Accountants
                        205 South Broadway
                     Riverton, Wyoming  82501
                          1-307-856-9214






                  ACCOUNTANT'S COMPILATION REPORT


To the Board of Directors
Minex Resources, Inc.
Cheyenne, Wyoming  82009


     We have compiled the accompanying balance sheets of Minex Resources, Inc. (a corporation) as of November 30, 1998 and 1997, and the related statements of income and retained earnings and cash flows for 1998, 1997, and 1996, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

     A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.





                                   /s/  Clifford H. Moore & Co.
                                   February 5, 1999






















                  PART IV. FINANCIAL INFORMATION

                       MINEX RESOURCES, INC.

                          BALANCE SHEETS

                    NOVEMBER 30, 1998 AND 1997

                SEE ACCOUNTANT'S COMPILATION REPORT

                              ASSETS

                                         1998          1997
CURRENT ASSETS:
  Cash                                $     1,482   $       251
      Total current assets            $     1,482   $       251

PROPERTY AND EQUIPMENT, AT COST:
  Oil & gas properties, utilizing
    the full cost method              $ 1,152,938   $ 1,152,938
  Undeveloped and developed mining
    properties                            216,261       208,869
  Equipment and organization costs         72,972        72,972
      Total properties and equipment  $ 1,442,171   $ 1,434,779
  Accumulated depreciation, depletion
    & amortization                   (    962,650) (    962,650)
                                      $   479,521   $   472,129
OTHER ASSETS:
  Investment in affiliate (Note 3)    $    94,577   $    94,577

TOTAL ASSETS                          $   575,580   $   566,957

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable - Bank                $     5,000   $    10,500
  Accounts payable                          9,505        12,006
  Accrued liabilities - officers           73,622        67,622
                      - others                242           519
      Total current liabilities       $    88,369   $    90,647

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value;
    authorized 10,000,000 shares,
    none outstanding                  $       -0-   $       -0-
  Common stock, 1 mill par value;
    authorized 100,000,000 shares,
    issued and outstanding
    47,700,000 shares                      47,700        47,700
  Capital in excess of par value        2,581,431     2,581,431
  Retained deficit                   (  2,141,920) (  2,152,821)
      Total stockholders' equity      $   487,211   $   476,310

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                $   575,580   $   566,957

          The accompanying notes to financial statements are an integral part of these statements.


                       MINEX RESOURCES, INC.

             STATEMENTS OF CHANGES IN RETAINED DEFICIT

       FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

                SEE ACCOUNTANT'S COMPILATION REPORT


                           1998          1997          1996

Beginning balance,
  retained deficit,
  December 1           ($ 2,152,821) ($ 2,161,961) ($ 2,165,464)
Net income for the year
  ended November 30          10,901         9,140         3,503

Ending balance,
  retained deficit,
  November 30          ($ 2,141,920) ($ 2,152,821) ($ 2,161,961)






































          The accompanying notes to financial statements
             are an integral part of these statements.
                       MINEX RESOURCES, INC.

                     STATEMENTS OF OPERATIONS

       FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

                SEE ACCOUNTANT'S COMPILATION REPORT

                            1998         1997         1996
REVENUES:
  Oil and gas sales      $    8,739   $   13,000   $   14,215
  Advance royalty            50,000       45,000       40,000
      Total revenues     $   58,739   $   58,000   $   54,215

COSTS AND EXPENSES:
  Oil and gas production
    expenses             $    6,795   $    7,979   $   10,081
  Mineral property              -0-          -0-          -0-
  Depreciation, depletion
    and amortization            -0-          -0-          -0-
  General and administra-
    tive                     32,884       36,851       37,667
  Interest                    8,159        4,030        2,964
      Total costs and
        expenses         $   47,838   $   48,860   $   50,712
INCOME (LOSS) BEFORE
  INCOME TAX (BENEFITS)  $   10,901   $    9,140   $    3,503

PROVISION FOR INCOME TAX        -0-          -0-          -0-

NET INCOME (LOSS)        $   10,901   $    9,140   $    3,503
INCOME (LOSS) PER
  COMMON SHARE                *            *            *
WEIGHTED AVERAGE NUMBER
  OF COMMON AND COMMON
  EQUIVALENT SHARES
  OUTSTANDING            47,700,000   47,700,000   47,700,000

*  Less than $.01 per share



















          The accompanying notes to financial statements
             are an integral part of these statements.
                       MINEX RESOURCES, INC.

                     STATEMENTS OF CASH FLOWS

       FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

                SEE ACCOUNTANT'S COMPILATION REPORT


                                   1998       1997       1996
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net income (loss)              $ 10,901   $  9,140   $  3,503

ADJUSTMENTS TO RECONCILE NET
INCOME (LOSS) TO NET CASH
PROVIDED BY OPERATING
ACTIVITIES:
  Other liabilities                 5,723      5,523      7,996

CHANGES IN ASSETS AND
LIABILITIES:
  Accounts payable              (   2,501)     3,312      1,398
  Net cash provided by
    operations                   $ 14,123   $ 17,975   $ 12,897

INVESTING ACTIVITIES:
  Capital expenditures          ($  7,392) ($  9,119) ($ 10,456)

FINANCING ACTIVITIES:
  Additions to short term
    debt                         $ 34,400   $ 33,678   $ 35,000
  Reductions of short term debt (  39,900) (  42,500) (  37,873)
      Net cash provided (used)
        by financing activities ($  5,500) ($  8,822) ($  2,873)

Net increase (decrease) in cash
  and cash equivalents           $  1,231   $     34  ($    432)
Cash and cash equivalents at
  beginning of year                   251        217        649
      Cash and cash equivalents
        at end of year           $  1,482   $    251   $    217

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Interest paid                    $  8,159   $  4,030   $  2,964












          The accompanying notes to financial statements
             are an integral part of these statements.
                       MINEX RESOURCES, INC.

                   NOTES TO FINANCIAL STATEMENTS

                 NOVEMBER 30, 1998, 1997 AND 1996

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL
     This summary of significant accounting policies of Minex
Resources, Inc. is presented to assist in understanding the Company's financial statements.

ORGANIZATION
     The Company was incorporated under the laws of Wyoming on June 12, 1980, to acquire, sell, explore and develop mineral and oil and gas properties. To date, the Company, since inception, has engaged in property acquisition, financial activities, investments-at-equity, and had begun production from oil and gas activities.

INVESTMENT IN AFFILIATE
     Investment in the affiliated Company is accounted for using the cost method of accounting. See Note 3 for further explanation.

OIL AND GAS PROPERTIES
     The Company follows the "full cost" method of accounting for its investments in oil and gas. The Company capitalizes all costs associated with property acquisition, exploration, and development activities including internal costs that can be specifically identified. No gains or losses are recognized on the abandonment or sale of oil and gas properties unless the transaction involves the sale of significant reserves.

     Amortization of capitalized costs is computed using the unit-of-production method based on proved reserves as determined by the Company. The total oil and gas capitalized costs are subject to a ceiling limitation. This limitation is the total of the present value of the net future revenues from estimated reserves and the estimated market value of unimproved properties less the present value of any future development and completion costs. Any capitalized costs in excess of this limitation are written off as amortization expense.

MINING EXPLORATION AND DEVELOPMENT COSTS
     The Company capitalizes all costs of acquiring, exploring and developing unproven mining properties. Mine development costs, including lease payments, interest and depreciation incurred in bringing claims to the condition necessary for their intended use are capitalized. All properties are reviewed periodically on a claim-by-claim basis to determine if any impairment of value exists. All capitalized costs associated with a claim are charged to expense at the time it






                       MINEX RESOURCES, INC.

                   NOTES TO FINANCIAL STATEMENTS

                 NOVEMBER 30, 1998, 1997 AND 1996

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  Continued:

MINING EXPLORATION AND DEVELOPMENT COSTS - Continued

is determined that impairment has occurred. Gains or losses on sales of mining properties will be included in current operations. The capitalized mine development costs are charged to operations using the unit-of-production method based on the estimated ounces of economically recoverable gold associated with the claims being mined.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Equipment is depreciated on the straight-line method over estimated useful lives of three to eight years. All equipment owned by the Company was fully depreciated at November 30, 1995.

INCOME TAXES

     Income taxes are provided on all revenue and expense items, regardless of the period which such items are recognized for tax purposes, except for those items representing a permanent difference between pre-tax accounting income and taxable income.

PROFIT OR LOSS PER SHARE

     Profit or loss per share calculations are based on the weighted average number of shares of common and common stock equivalents outstanding for the years ended November 30, 1998, 1997 and 1996.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.













                       MINEX RESOURCES, INC.

                   NOTES TO FINANCIAL STATEMENTS

                 NOVEMBER 30, 1998, 1997 AND 1996

NOTE 2:  PROPERTY AND EQUIPMENT:

     A summary of property and equipment is as follows:

                                       1998            1997

OIL AND GAS PROPERTIES:
  Unproved properties               $    95,185     $    95,185
  Abandoned properties and dry
    hole cost                           168,075         168,075
  Proved properties, including
    related equipment                   889,678         889,678
      Total oil and gas properties  $ 1,152,938     $ 1,152,938

DEVELOPED AND UNDEVELOPED MINING
PROPERTIES:
  Undeveloped properties            $   216,261     $   208,869
  Developed properties - gold               -0-             -0-
      Total mining properties       $   216,261     $   208,869

FURNITURE AND EQUIPMENT             $    72,972     $    72,972
    TOTAL                           $ 1,442,171     $ 1,434,779

LESS:  ACCUMULATED DEPRECIATION, DEPLETION
       AND AMORTIZATION:

Beginning balance                   $   962,650     $   962,650
Current year's amortization                 -0-             -0-

Ending balance                      $   962,650     $   962,650
Furniture and equipment deprec.             -0-             -0-

    TOTAL                           $   962,650     $   962,650

NET TOTAL                           $   479,521     $   472,129

NOTE 3:  INVESTMENT IN AFFILIATE:

     On August 15, 1983, Minex Resources, Inc. acquired 45%
(4,500 shares) of the outstanding stock of Methanol Production
Corporation ("MPC").

     On July 12, 1988, the assets of MPC were sold to UNICO, Inc. As a result of this transaction, and a later decision to liquidate MPC, Minex received 945,773 shares of UNICO common stock which was reduced to 47,288 shares after a 20 to 1 reverse split on July 28, 1994. In accordance with currently acceptable accounting practices, Minex shows 80% of the NASDAQ market value of UNICO stock ($.125 bid as of July 12, 1988) on its balance sheet. The bid price of UNICO, Inc. as of November 30, 1998 was $2.00. No adjustments have been made to carrying value to reflect current market value.


                       MINEX RESOURCES, INC.

                   NOTES TO FINANCIAL STATEMENTS

                 NOVEMBER 30, 1998, 1997 AND 1996


NOTE 4:  MINERAL PROPERTIES:

     All mineral properties are in Utah or Nevada. Management has determined that the Fair Market Value of these claims exceeds the book carrying value.

NOTE 5:  NOTES PAYABLE:

     November 30, 1997:

     Notes payable (line of credit) to Riverton State Bank of Riverton consist of the following:

     Secured by UNICO stock.

     The interest rate on this note ranges from
       2 to 3 points over prime                        $ 10,500

     November 30, 1998:

     Notes payable (line of credit) to Riverton State Bank of Riverton consist of the following:

     Secured by UNICO stock.

     The interest rate on this note ranges from
       2 to 3 points over prime                        $  5,000

NOTE 6:  INCOME TAXES:

     The 1998, 1997, and 1996 net income is offset by net operating loss carryovers to produce no net income tax due.

     At November 30, 1998, the Company has available, for federal income tax purposes, a net operating loss carry-forward of approximately $1,235,000. Losses carried over from the early years of the company are now expiring.

NOTE 7:  COMMITMENTS AND CONTINGENCIES:

     In connection with the unpatented lode mining claims, the Company must pay annual rental fees on the remaining 155 mining claims at $100 per claim for a total of $15,500 in order to retain possessory title for the ensuing year.
All but $8,400 will be paid by lessees, and partners.

     Minex has no legal suits outstanding.






                       MINEX RESOURCES, INC.

                   NOTES TO FINANCIAL STATEMENTS

                 NOVEMBER 30, 1998, 1997 AND 1996

NOTE 8:  MAJOR CUSTOMERS:

     Certain customers who accounted for more than 10% individually of the Company's revenues, are as follows:

                                       Years Ended November 30,
                                     1998      1997      1996

  Koch Oil Company                  $ 1,882  $ 2,956   $ 3,839
  Snyder Oil Company                $   -0-  $   -0-   $ 8,138
  Farmland Industries               $ 1,179  $   -0-   $   -0-
  Westport Oil                      $ 5,504  $ 5,554   $   -0-
  Placer Dome                       $50,000  $45,000   $40,000

NOTE 9:  SEGMENT INFORMATION:

     During the years ended November 30, 1998, 1997 and 1996, the Company operated in two industry segments: oil and gas exploration, and mineral exploration and development
(primarily gold). Segment information consists of the following:

                                       Years Ended November 30,
                                  1998       1997       1996
REVENUE:
  Oil and gas                   $   8,739  $  13,000  $  14,215
  Mineral exploration and
    development                 $  50,000  $  45,000  $  40,000

EXPENSES:
  Oil and gas expenses          $   6,795  $   7,979  $  10,081

IDENTIFIABLE ASSETS, NET OF ACCUMULATED
  DEPRECIATION, DEPLETION AND AMORTIZATION:
  Oil and gas                   $ 263,260  $ 263,260  $ 263,260
  Mineral                       $ 216,261  $ 208,869  $ 199,000

NOTE 10:  UNAUDITED OIL AND GAS RESERVE INFORMATION:

     No costs were incurred in oil and gas property acquisi-tions, explorations and development activities during 1998, 1997 and 1996.

     The reserve estimates presented as of November 30, 1998, 1997 and 1996 were prepared by the Company and independent petroleum consultants. The Company cautions that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change as future information becomes available.


                       MINEX RESOURCES, INC.

                   NOTES TO FINANCIAL STATEMENTS

                 NOVEMBER 30, 1998, 1997 AND 1996


NOTE 10:  UNAUDITED OIL AND GAS RESERVE INFORMATION:
CONTINUED:

     Proved oil and gas reserves are the estimated quantities of crude oil, condensate, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

     Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.

     Net quantities of proved reserves and proved developed reserves of crude oil and natural gas (all of which are located within the United States) are as follows:

         RESERVE QUANTITY INFORMATION FOR THE YEARS ENDED
                 NOVEMBER 30, 1998, 1997 AND 1996

                                              OIL     GAS
                                            (Bbls)   (MCF)
PROVED RESERVES
  Estimated quantity, November 30, 1996     58,084   85,478
  1997 production                          (   800) (   482)
  Estimated quantity, November 30, 1997     57,284   84,996
  1998 production                          (   752) (   453)
  Estimated quantity, November 30, 1998     56,532   84,543

                                         PROVED RESERVES
                              Developed    Undeveloped    Total
OIL (Bbls)
  November 30, 1996              38,084         20,000   58,084
  November 30, 1997              37,284         20,000   57,284
  November 30, 1998              36,532         20,000   56,532

GAS (MCF)
  November 30, 1996              56,078         29,400   85,478
  November 30, 1997              55,596         29,400   84,996
  November 30, 1998              55,143         29,400   84,543

     Effective for fiscal years beginning after December 15, 1982, Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities," all publicly traded companies are required to disclose the standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities. At November 30, 1986, the Company has elected to use the disclosures required by this statement in lieu of reserve recognition accounting disclosures required in prior years.


                       MINEX RESOURCES, INC.

                   NOTES TO FINANCIAL STATEMENTS

                 NOVEMBER 30, 1998, 1997 AND 1996


NOTE 11:  RELATED PARTY TRANSACTIONS:

     Minex Resources, Inc. accrued wages due to its president at the rate of $500 per month during the fiscal year ended November 30, 1998. Minex Resources, Inc. pays the President's spouse $500 per month for services. Minex Resources, Inc. pays rent to its President for office space in the amount of $2,400 per year.













































                       MINEX RESOURCES, INC.

            SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT


           Balance at                                Balance at
Classifi-   beginning   Additions  Retire-   Other      end of
cations     of period    at cost    ments   changes    period
Year ended
11/30/96:
Oil and gas
properties $ 1,152,938   $    -0-  $   -0-   $ -0-   $ 1,152,938
Undeveloped
mining
properties     189,294     10,456      -0-     -0-       199,750
Equipment       71,073        -0-      -0-     -0-        71,073

           $ 1,413,305   $ 10,456  $   -0-   $ -0-   $ 1,423,761

Year ended
11/30/97:
Oil and gas
properties $ 1,152,938   $    -0-  $   -0-   $ -0-   $ 1,152,938
Undeveloped
mining
properties     199,750      9,119      -0-     -0-       208,869
Equipment       71,073        -0-      -0-     -0-        71,073

           $ 1,423,761   $  9,119  $   -0-   $ -0-   $ 1,432,880

Year ended
11/30/98:
Oil and gas
properties $ 1,152,938   $    -0-  $   -0-   $ -0-   $ 1,152,938
Undeveloped
mining
properties     208,869      7,392      -0-     -0-       216,261
Equipment       71,073        -0-      -0-     -0-        71,073

           $ 1,432,880   $  7,392  $   -0-   $ -0-   $ 1,440,272

Intangible
Assets:
Organi-
zation
costs      $     1,899   $    -0-  $   -0-   $ -0-   $     1,899

Total
Property and
Equipment on
balance
sheet      $ 1,434,779                               $ 1,442,171








                       MINEX RESOURCES, INC.

       SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
           AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

            Balance at                               Balance at
Classifi-    beginning  Additions  Retire-   Other      end of
cations      of period   at cost    ments   changes    period

Year ended
11/30/96:
Oil and gas
properties   $ 889,677   $    -0-    $ -0-  $    -0-  $ 889,677
Equipment       71,074        -0-      -0-       -0-     71,074

             $ 960,751   $    -0-    $ -0-  $    -0-  $ 960,751

Year ended
11/30/97:
Oil and gas
properties   $ 889,677   $    -0-    $ -0-  $    -0-  $ 889,677
Equipment       71,074        -0-      -0-       -0-     71,074

             $ 960,751   $    -0-    $ -0-  $    -0-  $ 960,751

Year ended
11/30/98:
Oil and gas
properties   $ 889,677   $    -0-  $ -0-     $    -0-  $ 889,677
Equipment       71,074        -0-    -0-          -0-     71,074

             $ 960,751   $    -0-  $ -0-     $    -0-  $ 960,751

Intangible
Assets:
Organization
costs        $   1,899   $    -0-  $ -0-     $    -0-  $   1,899

Total
accumulated
depreciation,
depletion and
amortization
on balance
sheet        $ 962,650                                 $ 962,650















                       MINEX RESOURCES, INC.

                SCHEDULE IX - SHORT TERM BORROWINGS


COLUMN A          COLUMN D        COLUMN E        COLUMN F

Category of    Maximum amount  Average amount  Weighted average
aggregate        outstanding     outstanding     interest rate
short-term          during          during           during
borrowings        the period      the period       the period

For the year
ended 11/30/96,
payable to bank *   $ 49,500        $ 28,139          8.50%

For the year
ended 11/30/97,
payable to bank *   $ 42,500        $ 27,904          9.75%

For the year
ended 11/30/98,
payable to bank *   $ 39,900        $ 19,090          9.46%

* The average monthly borrowings and weighted average interest rates were determined by using month-end balances of borrowings, and interest rates applicable thereto.

        COLUMNS B and C omitted as the answers are "none."































Item 8.  Disagreements on Accounting and Financial Disclosure

     There have been no disagreements with the Company's accountants on accounting or financial disclosure matters. Minex has filed unaudited financial statements for the years ended November 30, 1986 through 1998 in accordance with current Securities and Exchange regulations for companies with small incomes.

Miscellaneous

The address and telephone number of the transfer agent for Minex Resources, Inc. stock is:

American Securities Transfer and Trust
1825 Lawrence Street, No. 444
Denver, CO  80202
(303) 234-5300

                             PART III

Item 9.  Directors and Executive Officers of the Registrant

(a)(1)(2)(3) Identification of Directors and Executive Officers

     Members of the Registrant's Board of Directors are elected to hold office until the next annual meeting of shareholders and until their successors are elected or appointed and qualified. Officers are appointed by the Board of Directors until a successor is elected and qualified or until resignation, removal or death. The Registrant's executive officers and directors are listed below:

Dennis W. Tippets1, Chairman of the Board, President,
  Treasurer, Director, Age 60, Elected 1980

Dianne B. Tippets1, Vice President, Secretary, Age 60,
  Elected 1980

Roger D. Ellis, Director, Age 51, Appointed 1980

R. Bruce Trimble, Director, Age 73, Appointed 1981

1  Dennis W. Tippets is the husband of Dianne B. Tippets

(b) There are no arrangements or understandings pursuant to which any director or officer has been selected to act as such.

(c) The principal occupations and statement of experience of each director and each executive officer of Minex
Resources, Inc. is as follows:

Dennis W. Tippets

     Mr. Tippets has been President and a Director of the Company since its inception in June, 1980. He served four years as a Director of Methanol Production (MPC), a former affiliate of Minex. Mr. Tippets is currently employed by the State of Wyoming as Chairman of the State Board of Equalization. In this capacity, he serves as an Administrative Law Judge who hears tax appeals. From
January, 1995 until March, 1997, Mr. Tippets served as
Mayor of Riverton, Wyoming. Mr. Tippets was previously elected to four terms in the Wyoming House of Represen-tatives from 1984 until 1992. He has also served as Chairman of the Science, Technology and Resource Planning
Committee for the National Conference of State Legislators.
From June 1976 to June 1980, Mr. Tippets was self employed as a nationally-designated real estate appraiser by Tippets Appraisal Service, a company established and operated by himself, his wife and another individual.

     From 1971 to 1976, Mr. Tippets was Vice President of
Stylhomes, Inc. of Riverton, Wyoming. During this period, he supervised over 80 employees engaged in the construction business. From 1968 to November 1971, Mr. Tippets was regional manager and project manager for Roy Jorgensen
Associates, Inc. of Gaithersburg, Maryland, an engineering and management consulting firm. From 1965 to 1968, Mr.
Tippets was personnel administrator for Lamb-Grays Harbor
Co., Inc. of Hoquiam, Washington, a manufacturer of heavy machinery.

     Mr. Tippets is a Wyoming native, and received a Bachelor of Arts degree from the University of Colorado in Boulder.

Roger D. Ellis

     Mr. Ellis has been a Director of the Company since its inception in June, 1980 and was a Director of MPC. He served as Vice President of Minex until his resignation to pursue other activities in June, 1985. Before joining Minex, Mr. Ellis was operations engineer for Federal-American Partners of Riverton, Wyoming. While at Federal-American, Mr. Ellis was responsible for development and supervision of mine operations reports, testing and evaluation of operating equip-ment, drilling and blasting programs, and a variety of other supervisory tasks. From 1975 to 1977, Mr. Ellis was senior mining engineer with Federal-American Partners in a mine planning and evaluation capacity. From 1973 to 1975, Mr.
Ellis was employed by Carlin Gold Mining Company of Carlin, Nevada as mine geologist and assistant to the chief engineer. His responsibilities included supervising all geologic activities. From September 1971 to June 1973, Mr. Ellis was employed by Duval Corporation in Kingman, Arizona, as a geologist and mining engineer responsible for pit geology, mine scheduling, and production accounting.

     Mr. Ellis holds a Master of Science degree in Mining
Geology from the University of Texas at El Paso and a Bachelor of Science degree in Geology from Weber State
University.  Mr. Ellis has received the Master of Business
Administration degree from Brigham Young University and is currently employed by Campbell Scientific, Inc., located in Logan, Utah.

R. Bruce Trimble

     Mr. Trimble has served as a Director of the Company since January, 1981 and was a Director of MPC. He is currently an independent oil and gas geological consultant in Denver, Colorado. From 1972 to 1983, he was employed by National Resources Corporation of Denver, Colorado, as its chief geologist responsible for developing oil and gas prospects in the contiguous United States. Previous to his employment with NRC, he was employed as a petroleum geologist by Champlin Oil Company of Fort Worth, Texas, the
Union Pacific Railroad Company - Natural Resources Division in Denver, Colorado, Atlantic Richfield Company and Gulf
Oil Corporation.

     Mr. Trimble graduated from Brigham Young University with a Bachelor of Science degree in Geology in 1952, and has completed post-graduate studies in geology at that University. Mr. Trimble is a member of the American
Association of Petroleum Geologists, and the Rocky Moun-tain Association of Geologists.

Dianne B. Tippets

     Mrs. Tippets has served as Secretary of the Company since it was founded in June, 1980, and as Treasurer from 1983 to 1985. She was elected Vice President of the Company in June, 1985. She has also been employed by the Company on a part-time basis in a secretarial capacity. Mrs. Tippets, the wife of Dennis W. Tippets,
President and Director of the Company, is also employed as a certified real estate appraiser and officer of Tippets Appraisal Service, P.C. in Cheyenne, Wyoming.
From 1976 to May 1980, she served as manager of the Southglenn Apartments in Riverton where her responsi-bilities included providing secretarial and bookkeeping services for this organization. From 1963 to 1967, Mrs.
Tippets taught in an elementary school in Hoquiam, Washington, and in 1961-62, she taught in a Junior High
School in Jefferson County, Colorado. Other business experience includes employment at the University of Colorado Admission Office, the First National Bank of Fleming, Colorado and ownership of wheat farmland in northeastern Colorado.

     Mrs. Tippets received a Bachelor of Arts Degree from the University of Colorado at Boulder in 1961. In
February, 1995, Mrs. Tippets was reappointed by the Governor of Wyoming to a six-year term as a member of the seven-person Wyoming State Board of Parole. This appointment has been confirmed by the Wyoming State
Senate and Mrs. Tippets currently holds the position of Vice Chairman of the Wyoming Parole Board.

(c)  Family Relationships.

     Dennis W. Tippets is the husband of Dianne B.
Tippets.

(d)  Involvement in Certain Legal Proceedings.

     During the past five years, no director or person nominated to become a director, or executive officer of the Registrant:

     (1)  has filed or had filed against him, a
petition under the federal bankruptcy law or any state insolvency law, nor has any court appointed a receiver, fiscal agent or similar officer by or against any business of which such person was a general partner, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

     (2) was convicted in a criminal proceeding or is the named subject for a pending criminal preceding
(excluding traffic violations and other minor offenses);

     (3) was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring or suspending him from, or otherwise limiting his involvement in, any type of business, securities or banking activities, or

     (4) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange
Commission or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended or vacated.

     Based upon a review of Forms 3 and 4 furnished to the Registrant pursuant to Rule 16a-3(e) since January
1, 1995, and written representations referred to in
Item 405(b)(2)(i) of Regulation S-K, no directors, officers, beneficial owners of more than ten percent of the Registrant's common stock, or any other person subject to Section 16 of the Exchange Act failed for the period from January 1, 1995 through November 30,
1998, to file on a timely basis the reports required by Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation

(a) No executive officer of the Registrant received aggregate cash compensation from the Registrant in excess of $15,000 during the Registrant's last fiscal year. The following table contains information with respect to the aggregate compensation accrued by the Registrant for the fiscal year ended November 30, 1998 to the chief executive officer:

Name and Principal Position      Annual Compensation
                                 Year  Salary  Bonus

Dennis W. Tippets, CEO           1998  $6,000  $ -0-
                                 1997  $6,000  $ -0-
                                 1996 $12,000  $ -0-

     During fiscal 1998, Mr. Tippets was paid or accrued salary, at an annual part-time salary rate of $6,000. Mrs. Tippets was paid a salary at $500 per month for her duties as Vice President and Secretary.

(b)  Compensation Pursuant to Plans

     Minex has adopted an Incentive Stock Option Plan and a Nonqualified Stock Option Plan. Both plans are administered by the Compensation Committee of the Board of Directors. No options have yet been granted under either plan.

(c)  Other Compensation

     Minex provides Mr. Tippets with a 1989 Jeep
Cherokee which he uses for both business and personal purposes on a nonaccountable basis.

     Minex assists in providing Mr. and Mrs. Tippets with health insurance benefits. Minex pays for a $150,000 life insurance policy for the benefit of Mr.
Tippets when cash flow permits, and pays his Cheyenne
Rotary Club membership dues. Minex does not believe that the aggregate value of such additional compen-sation exceeds 50% of the salaries of either person.

(d)  Compensation of Directors

     R. Bruce Trimble and Roger D. Ellis, Directors, are entitled to $300 for each meeting of the Board of Directors or any committee thereof which they attend in person. All Directors and employees are also reimbursed for actual expenses incurred on behalf of Minex.

(e)  Termination of Employment and Change of Control
     Arrangements

     None of Minex's employees have an employment contract and there are no arrangements known to Minex relating to potential termination of employment by any person or change of control.








Item 11.  Security Ownership of Certain Beneficial
Owners and Management

                                      Amount and
                                      nature of
Title        Name and Address of      beneficial    Percent
of Class     beneficial holder        ownership     of class

Common       Dennis W. Tippets (1)(3)  3,150,000     6.6%
             7227 Bridle Drive
             Cheyenne, WY  82009

Common       Roger D. Ellis (2)(3)     2,950,000     6.2%
             1725 East 1550 North
             Logan, UT  84321

Common       Leslie W. Larsen (2)      2,725,000     5.7%
             (Estate)
             Route 1, Box 431C
             Riverton, WY  82501

Common       R. Bruce Trimble (2)(3)     326,000      .7%
             1656 South Holland Crt.
             Lakewood, CO  80226

Common       All officers and directors
             as a group (five persons) 9,151,000    19.2%

Common       Richard F. Sexauer,
             Sr. (4)                   4,789,000    10.04%
             140 Mansey Place
             Manhasset, NY  11030

(1)  An officer and directory of Minex.
(2)  A former director of Minex.
(3)  A former director of MPC.
(4)  Not an officer or director of Minex.

     There are no arrangements known to Minex which may result in change of control of Minex. Mr. Richard F.
Sexauer, Sr. has accumulated a significant number of shares of Minex and reportedly filed the required Form
13(d) with the Securities and Exchange Commission.

Item 12.  Certain Relationships and Related Transactions

     12(a)(b) Since June 1, 1991, there were no transactions and there are no proposed transactions win which the amount involved exceeds $60,000 and in which any executive officer, nominee, or director of the Registrant, any security holder who is known by the Registrant to hold of record or bene-ficially more than five percent of any class of the Registrant's voting securities or any member of the immediate family of any of the foregoing person, had or will have a direct or indirect material interest.



Item 13.  Exhibits, Financial Statements, Schedules, and
Reports on Form 8-K

(a) The following documents are filed as part of this report:

     1.  Financial Statements:

         Balance Sheets, November 30, 1998 and 1997

         Statement of Operations for the years ended
         November 30, 1998, 1997, and 1996

         Statement of Cash Flows for the years ended
         November 30, 1998, 1997, and 1996

         Statement of Stockholders' Equity for the years ended November 30, 1998, 1997, and 1996

         Notes to Financial Statements

     2.  Financial Statement Schedules:

         Schedule V - Property, Plant and Equipment for
         the years ended November 30, 1998, 1997, and
         1996

         Schedule VI - Accumulated Depreciation,
         Depletion and Amortization of Property, Plant and Equipment for the years ended November 30, 1998, 1997, and 1996

         Schedule IX - Short-term Borrowings

     Schedules other than that listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

(b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the last fiscal year.

(c)  Exhibits

Exhibit
Number    Title of Exhibit

3 Articles of Incorporation and the Bylaws of Minex Resources, Inc., incorporated by reference from Exhibits 3.1 and 3.2 to the Form S-1 Registration Statement filed by
          Minex pursuant to the Securities Act of
          1933 (Registration No. 2-70563).

10.1      Agreement with Centennial Petroleum, Inc.
          incorporated by reference from the Annual
          Report on Form 10-K in the year ended
          November 30, 1982.

10.2 Agreement for the exploration and development of Firecreek Prospect, incorporated by reference from the Annual Report on Form 10-K in the year ended November 30, 1982.

10.3      Agreement dated August 15, 1983 with Methanol
          Production Corporation, incorporated by
          reference from Current Report and Form 8-K dated August 15, 1983.

10.4      Mining Lease dated August 13, 1986 between
          Minex Resources, Inc. and Homestake Mining
          Company of California concerning the M-ACE claims situate in Nye County, Nevada, incorporated by reference from the Annual
          Report on Form 10-K in the year ended
          November 30, 1986.

10.5 Mining Lease Agreement and Option to Purchase dated August 28, 1987 between Minex Resources,
          Inc. and Coral Resources, Inc. of Nevada concerning the MX claims situate in Elko
          County, Nevada, incorporated by reference from the Annual Report on Form 10-K in the year ended November 30, 1987.

10.6 Baron-Maggie Creek Joint Venture Agreement dated August 13, 1988 between Maggie Creek
          Mining Company, Minex Resources, Inc., and
          International Baron, Inc. concerning
          exploration and possible mining ventures on the Maggie Creek claims located in Elko and Eureka counties of Nevada.

10.7      Letter of Intent to amend Baron-Maggie Creek
          Joint Venture to include Barrick Gold
          Exploration, Inc. as manager of the Venture.

10.8      Mining Lease dated October 20, 1992 between
          Minex Resources, Inc. and Placer Dome USA,
          Inc., a California Corporation concerning the seven SLP mining claims situate in White Pine
          County, Nevada, incorporated by reference from the Annual Report on Form 10-K in the year ended November 30, 1992.

22        Affiliates of the Registrant:
          Methanol Production Corporation, a Colorado corporation which was liquidated in December, 1987.









                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MINEX RESOURCES, INC.

Date:  February 25, 1999       By:/s/ Dennis W. Tippets
                               Dennis W. Tippets, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  February 25, 1999        /s/ Dennis W. Tippets

                                Dennis W. Tippets
                                President, Treasurer, Director,
                                Chief Operating Officer and
                                Chief Financial Officer

Date:  February 25, 1999        /s/ Roger D. Ellis
                                Roger D. Ellis
                                Director


Date:  February 25, 1999        /s/ R. Bruce Trimble
                                R. Bruce Trimble
                                Director