Form 10QSB
period 1999-02-28
MINEX RESOURCES INC
filed 1999-05-06
CIK 350389

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10QSB

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended February 28, 1999 or

[   ]  Transition report pursuant to section 13 or 15(d) of the
       Securities Exchange Act of 1934
       For the transition period from __________ to __________

Commission File No. 0-9793

                      MINEX RESOURCES, INC.
___________________________________________________________________
     (Exact name of Registrant as specified in its charter)

            Wyoming                              83-0248003
________________________________            _______________________
(State or other jurisdiction                (I.R.S. Employer
of incorporation or organization)            Identification No.)

7227 Bridle Drive
Cheyenne, Wyoming                                82009-1016
-------------------------------------------------------------------
(Address of principal                             (Zip Code)
executive offices)

Registrant's telephone number:   (307)635-3526

NONE
-------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES           NO   X
                         -----        -----

     State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       Class                          Outstanding at April 3, 1999
-----------------------------         ----------------------------
Common stock, $.001 par value                47,700,000 shares

                      MINEX RESOURCES, INC.

                              Index

PART I.        FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

     Condensed Balance Sheet--February 28, 1999 & November 30, 1998

     Condensed Statements of Operations--Three and Twelve Months
       Ended February 28, 1999 and February 28, 1998

     Condensed Statements of Cash Flows--Three Months Ended
       February 28, 1999 and February 28, 1998

     Notes to Condensed Financial Statements

     ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

PART II.       OTHER INFORMATION

     ITEM 3.   Exhibits and Reports on Form 8-K

     Signatures

                      MINEX RESOURCES, INC.

                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                 Accountant's Compilation Report
                 -------------------------------


To the Board of Directors
Minex Resources, Inc.
Cheyenne, Wyoming


     We have compiled the accompanying balance sheets of Minex Resources, inc. (a corporation) as of February 28, 1999 and November 30, 1998, and the related statements of operations and cash flows for the quarter and year to date ended February 28, 1999, and the statements of operations and cash flows for the quarter and year to date ended February 28, 1998, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

     A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

     Management has elected to omit substantially all of the disclosures required by generally accepted accounting principles. If the omitted disclosures were included in the financial statements, they might influence the user's conclusions about the Company's financial position, results of operations, and cash flows. Accordingly, these financial statements are not designed for those who are not informed about such matters.


                                   /s/ Clifford H. Moore & Co.
                                   April 19, 1999


                      MINEX RESOURCES, INC.

                         BALANCE SHEETS

          AS OF FEBRUARY 28, 1999 AND NOVEMBER 30, 1998

               SEE ACCOUNTANT'S COMPILATION REPORT

                             ASSETS

                                      February 28,  November 30,
                                          1999          1998
CURRENT ASSETS:
  Cash                                 $       355   $     1,482
                                       -----------   -----------
      Total current assets             $       355   $     1,482
                                       -----------   -----------
PROPERTY AND EQUIPMENT, AT COST:
  Oil & gas properties, utilizing
    the full cost method               $ 1,152,938   $ 1,152,938
  Undeveloped and developed mining
    properties                             219,573       216,261
  Equipment and organization costs          72,972        72,972
                                       -----------   -----------
      Total properties and equipment   $ 1,445,483   $ 1,442,171

  Accumulated depreciation, depletion
    & amortization                    (    962,650) (    962,650)
                                       -----------   -----------
                                       $   482,833   $   479,521
                                       -----------   -----------
OTHER ASSETS:
  Investment in affiliate (Note 3)     $    94,577   $    94,577
                                       -----------   -----------

TOTAL ASSETS                           $   577,765   $   575,580
                                       ===========   ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

CURRENT LIABILITIES:
  Notes payable - Bank                 $    12,000   $     5,000
  Accounts payable                           9,505         9,505
  Accrued liabilities - officers            75,122        73,622
                      - others                 290           242
                                       -----------   -----------
      Total current liabilities        $    96,917   $    88,369
                                       -----------   -----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value;
    authorized 10,000,000 shares, none
    outstanding                        $       -0-   $       -0-
  Common stock, 1 mill par value;
    authorized 100,000,000 shares,
    issued and outstanding
    47,700,000 shares                       47,700        47,700
  Capital in excess of par value         2,581,431     2,581,431
  Retained deficit                    (  2,148,283) (  2,141,920)
                                       -----------   -----------
      Total stockholders' equity       $   480,848   $   487,211
                                       -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                               $   577,765   $   575,580
                                       ===========   ===========


                      MINEX RESOURCES, INC.

                    STATEMENTS OF OPERATIONS

          FOR THE FIRST QUARTER AND YEAR TO DATE ENDED
                   FEBRUARY 28, 1999 AND 1998

               SEE ACCOUNTANT'S COMPILATION REPORT

                                           First quarter and
                                           year to date ended
                                      February 28,  February 28,
                                          1999          1998
                                      ------------  ------------
REVENUES:
  Oil and gas sales                      $ 1,367       $ 2,994
                                         -------       -------
COSTS AND EXPENSES:
  Oil and gas production expenses        $ 1,130       $   908
  Mineral property                           -0-           -0-
  Depreciation, depletion and
    amortization                             -0-           -0-
  General and administrative               6,438         2,973
  Interest                                   162           153
                                         -------       -------
      Total costs and expenses           $ 7,730       $ 4,034
                                         -------       -------
INCOME (LOSS) BEFORE INCOME TAX
  (BENEFITS)                            ($ 6,363)     ($ 1,040)
PROVISION FOR INCOME TAX                     -0-           -0-
                                         -------       -------
NET INCOME (LOSS)                       ($ 6,363)     ($ 1,040)
                                         =======       =======

INCOME (LOSS) PER COMMON SHARE           $     *       $     *
                                         =======       =======
WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES
  OUTSTANDING                         47,700,000    47,700,000
                                      ==========    ==========

*  Less than $.01 per share


                      MINEX RESOURCES, INC.

                    STATEMENTS OF CASH FLOWS

        FOR THE QUARTERS ENDED FEBRUARY 28, 1999 AND 1998

               SEE ACCOUNTANT'S COMPILATION REPORT


                                      February 28,  February 28,
                                          1999          1998
                                      ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                     ($ 6,363)     ($ 1,040)

ADJUSTMENTS TO RECONCILE NET INCOME
  (LOSS) TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
  Other liabilities                        1,548      (    316)

CHANGES IN ASSETS AND LIABILITIES:
  Accounts payable                           -0-      (  3,312)
                                         -------       -------
      Net cash (used) by operations     ($ 4,815)     ($ 4,668)
                                         -------       -------
INVESTING ACTIVITIES:
  Capital expenditures                  ($ 3,312)      $   -0-
                                         -------       -------
FINANCING ACTIVITIES:
  Additions to short term debt           $ 7,000       $ 4,500
  Reductions of short term debt              -0-           -0-
                                         -------       -------
      Net cash provided (used) by
        financing activities             $ 7,000       $ 4,500
                                         -------       -------
Net increase (decrease) in cash and
  cash equivalents                      ($ 1,127)     ($   168)
Cash and cash equivalents at beginning
  of year                                  1,482           251
                                         -------       -------
      Cash and cash equivalents at
        end of quarter                   $   355       $    83
                                         =======       =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Interest paid                            $    76       $   153
                                         =======       =======
                      MINEX RESOURCES, INC.

             Notes to Condensed Financial Statements

     1) The Condensed Balance Sheet as of February 28, 1999, the Condensed Statements of Operations for the three months ended February 28, 1999 and February 28, 1998, and the Condensed Statements of Cash Flows for the three months ended February 28, 1999 and February 28, 1998, have been prepared by the Company without audit. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company as of February 28, 1999, the results of operations for the three months and twelve months ended February 28, 1999 and February 28, 1998, and the cash flows for the three months then ended.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's November 30, 1998, Form 10-KSB.

     3) On August 15, 1983, Minex Resources, Inc. acquired 45% (4,500 shares) of the outstanding stock of Methanol Production Corporation ("MPC"). On July 12, 1988, the assets of MPC were sold to UNICO, Inc. As a result of this transaction, and a later decision to liquidate MPC, Minex received 945,773 shares of UNICO common stock which was reduced to 47,288 shares after a 20 to 1 reverse split on July 28, 1994. In accordance with currently acceptable accounting practices, Minex shows 80% of the NASDAQ market value of UNICO stock ($.125 bid as of July 12, 1988) on its balance sheet. The bid price of UNICO, Inc. as of November 30, 1998 was $2.00. No adjustments have been made to carrying value to reflect current market value.

     4)  The results of operations for the periods ended February
28, 1999 and February 28, 1998, are not necessarily indicative of the operating results for the full year.


     ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.


Liquidity and Capital Resources

     The Company's working capital decreased by $4,815 during the three months ended February 28, 1999, resulting in negative working capital of $91,702 at the end of the period. The decrease in working capital is primarily a result of expenditures for various general and administrative expenses.

     The Company anticipates that it will be able to meet its capital requirements for the remainder of the year ending November 30, 1999. The employment circumstances of the President of Minex have recently changed. Management is actively looking at possible ways to recapitalize the Company. No assurance can be given that this will occur.

Results of Operations

     The Company had lower revenues from operations during the three months ended February 28, 1999, when compared to the corresponding period of the prior year. This is a reflection of lower oil and gas prices. No advance royalties were due or received from Nevada gold property leases this quarter.

     General and administrative costs increased by $3,465 during the three months ended February 28, 1999, from the same period of the previous year. This increase in general and administrative expenses is due primarily to an increase in the cost of professional services.

     The Company's operations consist primarily of administrative activities associated with the preparation of various reports and documents as required by law, and keeping the Nevada mining claims current and intact. A limited amount of mineral prospecting work was completed this quarter.

PART II.  OTHER INFORMATION

     Item 3.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.  None.
     (b) Reports on Form 8-K. There are no reports filed by the Company on Form 8-K for the quarter ended February 28, 1999.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   MINEX RESOURCES, INC.
                                   (Registrant)


Date:  April 26, 1999              By:  /s/ Dennis W. Tippets
                                   --------------------------
                                   President and Principal
                                   Financial Officer