Form 10KSB
period 1999-11-30
MINEX RESOURCES INC
filed 2000-02-28
CIK 350389

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10KSB

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the fiscal year ended November 30, 1999
                               or
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from __________ to __________
                   Commission File No. 0-9793

                      Minex Resources, Inc.
     (Exact name of Registrant as specified in its charter)
            Wyoming                              83-0248003
(State or other jurisdiction                (I.R.S. Employer
of incorporation or organization)            Identification No.)

1614 Gannett Drive
Riverton, Wyoming                                82501-3115
(Address of principal                             (Zip Code)
executive offices)

  Issuer's telephone number, including area code: (307)857-5510

Securities registered pursuant to Section 12(b) of the Exchange
Act:  None
Securities registered pursuant to Section 12(g) of the Exchange
Act:

                  Common Stock, $.001 par value
                        (Titles of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes _____ No XXX

     Registrant's revenues in fiscal year 1999 were $56,422.

     State the aggregate value of the voting stock held by non-affiliates of the Registrant: $385,416 as of February 22, 2000. The average bid and asked prices of such stock on February 22, 2000, was $0.01. The number of shares of Registrant's $.001 par value common stock outstanding as of February 22, 2000 was:

     47,700,000 shares

The Exhibit Index for this Form 10-KSB begins on sequential page number 35.

Total number of pages (including exhibits) is 37.

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

     In August 1983, Minex acquired 45% of the stock of a Denver based privately held petrochemical corporation. In July 1988, the assets of the private company (Methanol Production Corporation or MCP) were sold to UNICO, Inc. of Farmington, New Mexico. In this transaction, Minex received 945,773 shares of UNICO common stock. These shares have had a 20 for 1 reverse split, and Minex now owns 47,288 shares of UNICO. In 1999, control of UNICO was transferred to a California group whose core business is designing, manufacturing and marketing computer and internet communication products. The refining, real estate, and oil and gas assets of UNICO were transferred to Intermountain Refining Co. which has recently filed Form S-12 application with the Securities and Exchange Commission.

     In 1986, Minex leased 27 of its Nye County, Nevada mining claims to Homestake Mining Company. These claims, known as the Gold Hill Prospect (M-ACE claims), encompass approximately 520 acres. They are located 3.8 miles north of the Round Mountain Mine. In November, 1988, Homestake announced that it was consolidating all Minex claims into the Round Mountain Mine Management Group. During the summer of 1992, Round Mountain Gold renegotiated their lease and advised Minex of "positive drilling results" in the M-ACE claims (see Item 2, Properties). Additional drilling occurred on the M-ACE claims during the summer of 1993.
In late 1994, Round Mountain Gold advised Minex that they were terminating all leases in the Gold Hill project. Other companies, including Homestake Mining Company, have since approached Minex about leasing the M-ACE claims, but no agreements have been reached as of this date.

     In November, 1992, Minex leased seven mining claims containing 127 acres to Placer Dome USA, Inc. These claims are on the upper portion of Big Bald Mountain in White Pine County, Nevada. Placer Dome owns and operates a gold processing facility at the base of Bald Mountain. During 1993, the Minex claims were incorporated into the Bald Mountain Mine Plan. In 1998, Minex was advised that 957 ounces of gold were recovered from the "Banghart Zone" located on the Minex SLP 98 claim. A limited amount of additional ore was recovered in 1999, but the ore encountered recovery problems in the leading process. Exploration continues on the claims. (See Item 2, Properties).

     During the past year, Minex continued to receive limited revenues from production of oil and gas in addition to advance royalty payments on the Bald Mountain claims from Placer Dome USA,
Inc.   Minex has continued limited exploration of unpatented lode mining claims prospectively valuable for minerals such as gold, silver, copper, molybdenum, and diamonds. Minex currently owns interests in 155 mining claims, covering over 3060 acres in Nevada and Utah, and in oil and gas properties in Nebraska, North Dakota and Oklahoma.

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

(a)(3) The Company did abandon 146 mining claims in 1993 which resulted in a large write-off of potential precious metal reserves. Minex did not experience any material changes in its mode of conducting business during the fiscal year ended November 30, 1999.

(b)    Business of Issuer

(b)(1) Minex has engaged generally in acquiring and exploring mineral and oil and gas properties and; where warranted, the development of such properties. Minex has not done sufficient exploration work on some of its remaining 155 claims to determine whether any of these prospects warrant development. Minex does not have sufficient funds to do any work beyond necessary assessment work or payment of annual fees to maintain the properties. To the extent that Minex determines to perform exploration work, or if any of the properties warrant development work, Minex must seek outside financing, or lease the properties to other companies.

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

(b)(10) The Registrant has made no direct expenditures for company-sponsored research and development activities, nor has it been connected with customer-sponsored research and development projects.
(b)(11) Federal, state and local provisions regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, such as the Clean Air Act, Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response Liability Act
("Superfund") affect minerals operations. For mining operations in Nevada applicable environmental regulation includes permitting process for mining operations, an abandoned mine reclamation program and a permitting program for industrial development and sighting. Corresponding statutes exist in most other jurisdictions and would be expected to affect any mining operations undertaken by the Registrant. Compliance with these laws and any regulations adopted thereunder can make the development of mining claims prohibitively expensive, thereby frustrating the sale or lease of properties, or curtailing profits or royalties which might have been received therefrom. The Registrant believes it is in compliance in all material respects with all rules, laws and regulations promulgated by various federal, state and local agencies applicable to its current activities, but it cannot anticipate what new regulations of this type might be proposed and adopted, or what the resulting effect on its capital expenditures, earnings and competitive position may be.

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

     UNICO, Inc. was incorporated under laws of the State of New Mexico in April, 1979. Company resources were segmented into four categories of business; petroleum product refining and processing, electrical energy production, natural gas production, and methanol production. Currently, refining and processing and electrical energy production are performed by the Company's wholly-owned subsidiary, Intermountain Refining Co., Inc. ("IRC").

     In 1998, control of UNICO, Inc. was transferred to Paradise Innovations, Inc. (formerly known as Starlicon International Corp.), an organization based in Fremont, California. The core business of the new group is designing and marketing of computer and Internet communication products. UNICO shareholders approved changing the corporate name to Paradise Innovations Technology Corporation. UNICO currently markets its computer products under the Paradise name. Paradise Innovations designs, manufactures and markets on a worldwide basis PC video conferencing products, video adapter cards, and many other multimedia and communication products under the globally recognized PARADISE brand name. This new company has not been a financial success to date. UNICO, Inc. stock is currently traded on the Over the Counter Electronic Bulletin Board under the symbol UNRC.

     On November 18, 1999, Intermountain Refining Co., Inc. filed a Form S-1 with the U.S. Securities and Exchange Commission (SEC). This document contains a proposal to take the shares of IRC public. The proposed offering price is the estimated net book value of IRC of $1.95 per share with 1,155,609 shares outstanding. This proposal has not yet been approved by the SEC. No assurance can be made that the company will go public or what the actual offering price may be. Minex will own 47,288 shares (.041%) of the outstanding stock of IRC if the proposal is approved.

Item 2. Description of Properties

                        MINING PROPERTIES

     The mineral assets of Minex consist of seven different groups of properties. Because of Minex's lack of working capital, it does not intend to do any significant development work on its properties unless it is able to find partners to finance such work, or unless it can lease claims to larger companies, neither of which can be assured. Minex does plan to continue making annual cash lease rental payments to the federal government on its claims, and believes it has sufficient financial resources to accomplish this task during the coming year.

     1.  BALD MOUNTAIN PROSPECT

     Minex located these seven unpatented Nevada lode mining claims during March, 1985. This prospect includes approximately 127 acres. In November, 1992, Minex announced that it had leased all seven claims to Placer Dome USA, Inc.

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

     On October 13, 1993, Placer Dome requested that the Bureau of Land Management consider a reorganization of the Bald Mountain Mine Plan to incorporate the LJ Ridge exploration area that includes two Minex Claims. Placer advised Minex that drilling in the area was "encouraging."

     In 1998, Placer Dome advised Minex that 6,100 tons of material were mined and hauled to the leach pad from the Minex SLP98 claim. The average grade of ore was 0.157 oz/ton which resulted in recovery of 957 ounces of gold. Mining will continue in the "Banghart Zone" contained on the Minex claims, but the main ore body appears to be located approximately 300 to 600 feet north and west of the Minex SLP98 claim. The advance royalty payments, previously made to Minex by Placer Dome exceed the net smelter return royalty that is due on the gold mined from the Minex claim. Placer Dome did additional mining and exploration on the Minex claims during the summer of 1999. Minex has not been advised of the final results of this work, but Placer Dome extended the lease on the property for another year.

     2.  GOLD HILL PROSPECT

     On August 18, 1986, Minex leased 27 of its Nye County, Nevada Mining claims to Homestake Mining Company of California. These claims are called the "Gold Hill Prospect" by Minex and contain the 27 M-ACE claims which encompass approximately 520 acres. The Minex claims are located 3.8 miles north of the Round Mountain Mine, which is one of the world's largest gold heap leaching operations. After extensive drilling on the Minex claims, Homestake and the Round Mountain Mine Management Group canceled the lease in 1994.

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

     Minex acquired the M-ACE claims in 1983 from a company that no longer exists. Both the previous owner and Minex drilled exploration holes on the property and found, and announced, the presence of low-grade gold mineralization. Additional drill proven gold reserves were announced when the property was leased to the Round Mountain Mine.

     During the past three years, several companies including Newmont Exploration Limited and Homestead Mining Company have expressed an interest in leasing the M-ACE claims; but to date, no agreements have been reached, and no assurance can be given that a future lease agreement will be reached on this property. Minex has confirmed that the operators of the Round Mountain Mine have recently expanded their property holdings to the north and south of the Minex claims.

     Low gold prices, Federal mineral royalty proposals before Congress and the increasing movement of exploration efforts by many larger gold mining companies to Central and South America could have a negative effect on future leases on these claims.

     3.  SWALES MOUNTAIN PROSPECT

     The Swales Mountain claims owned by Minex consist of 10 unpatented lode claims (220 acres) located in Elko County, Nevada. This mountain has attracted geologists' attention because of some similarities to the exposed mineralized formations in the nearby producing Carlin gold belt.

     In August 1987, Minex leased these claims to Coral Resources, Inc. Minex received $20,000 in advance royalty lease payments under terms of this lease.

     On February 14, 1989, Coral advised Minex that it would be terminating their lease on Swales Mountain. A subsequent geological report indicates that seven drill holes were drilled in the area with only one on Minex claims. No significant gold mineralization was encountered within the drill holes, but results did show interesting silver concentrations. Silver has been found in high angle shears located proximal to the intrusive stock, with veins averaging a foot or less in thickness and several hundred feet in length.

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

     The Maggie Creek claims are situated along the Carlin Geologic Trend and because of recent developments in the area, Minex regularly receives inquiries about the property. Newmont Mining's Gold Quarry property, one of the largest gold mines in the United States, is located two miles southwest of the Minex claims.
Newmont has claims surrounding the Maggie Creek prospect, and reportedly has drilled deep holes in the area, but Minex has no knowledge concerning the results.

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

     5.  OTHER PROSPECTS

     Minex has interests in several other prospects. It has performed exploration work on each of these, but has identified no substantial mineralization. These prospects are being retained because they do have some mineralization characteristics that are similar to other gold and silver producing properties in Nevada.
     The Wyoming Geological Survey located at the University of Wyoming, believes the state could become a major diamond producing area of North America. Numerous breccia pipes, several of which contain kimberlite, have been identified in the state. Kimberlite is one of only two rock types that are mined for diamonds. Minex has been monitoring these government exploration activities, and has conducted a limited amount of exploration work in areas that have been identified as having potential kimberlite deposits. To date, no significant deposits have been discovered, but the company plans to do limited additional work in gemstone discovery during the coming year as available funds allow.


     Pertinent facts relating to all of Minex's mineral properties are set forth below:

Name of Prospect                          Annual
   (Percent of                     Acre-  Maint.   Royalties
Working Interest)     Location      age    Fee    Outstanding

Bald Mt. (100%)    White Pine Co.  127   $  700*  1% of amt.
                   Nevada                           received

Gold Hill (100%)   Nye Co.         535   $2,700    -0-
                   Nevada

Swales Mt. (100%)  Elko Co.        220   $1,000     -0-
                   Nevada

Maggie Creek (33%) Elko & Eureka   1,852 $9,600**   -0-
                   Co., Nevada

Blind Mt. (100%)   Lincoln Co.     44    $  200     -0-
                   Nevada

Devil Creek (100%) Juab Co.        22    $  100     -0-
                   Utah

Elko Mt. (100%)    Elko Co.        264   $1,200     -0-
                   Nevada

*     To be completed by Placer Dome USA, Inc.
**    One-third of cost is Minex's responsibility

                     OIL AND GAS PROPERTIES

     1.  OSAGE PRODUCTION

     No drilling activity was in process at the close of the fiscal year. As a result of previous drilling activity, Minex owns an interest in developed acreage. The following tables set forth certain information regarding the productive wells and acreage in which Minex owned an interest as of November 30, 1999:

                         Well           Developed Acreage
Oil Wells         Gross        Net      Gross         Net

Osage Co., OK     5            .06      200            25

Gas Wells
Osage Co., OK     4(a)         .50      160            20

(a) These wells were drilled in 1982 and produce minimal amounts of gas during certain periods.

     2.  MADISON PRODUCTION

     In September, 1983, Minex acquired 1.9% to 2.3% working interest or net revenue interest in six producing oil wells in the Teddy Roosevelt Field, Billings County, North Dakota. Minex's consultants estimated that this property contained approximately 15,800 barrels of proved oil reserves attributable to the interest Minex acquired. Minex paid the seller $135,000 for this interest. Minex's share of the total production from these wells is about six barrels of oil per day and a small amount of natural gas (together with large amounts of water) which nets approximately $400 per month to Minex. The wells were drilled from 1979 through 1982 and have been producing since then. There are reportedly additional prospective producing zones in some of these wells.

     3.  MISCELLANEOUS

     Minex has not filed any reports containing oil or gas reserve estimates with any state, federal, or foreign governmental authority or agency within the past twelve (12) months.

Item 3.  Legal Proceedings

     Minex currently has no legal proceedings outstanding.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fiscal year ended November 30, 1999.

                             PART II

Item 5.  Market Price of the Registrant's Common Equity and
Related Stockholder Matters

     Through fiscal 1998, the common stock of Minex Resources, Inc. was traded over the counter. The bid price of the stock for each quarter during the past two fiscal years as quoted by the National Association of Securities Dealers and the Electronic Bulletin Board under the Symbol MINX is as follows:

                                        Range of Bid Prices
For Fiscal Year Ended Nov. 30, 1999     High            Low

First Quarter                           .01            .01
Second Quarter                          .02            .01
Third Quarter                           .01            .01
Fourth Quarter                          .025           .005

For Fiscal Year Ended Nov. 30, 1998

First Quarter                           .01            .005
Second Quarter                          .01            .01
Third Quarter                           .02            .01
Fourth Quarter                          .01            .01
     The above quotations represent prices between dealers and do not include retail markup, markdown, or commission. They do not represent actual transactions. Stock quotation under the symbol MINX can be received daily at several locations on the internet.

     As of November 30, 1999, there were 2,710 record holders of Minex's $.001 par value common stock.

     No dividends have been declared with respect to the common stock since Minex's inception. Minex does not intend to pay any such dividends in the foreseeable future, however, there are no contractual restrictions on the Registrant's present or future ability to pay dividends.

Item 6.  Selected Financial Data - For the Years Ended Nov. 30,

                 1995      1996      1997      1998      1999

Current Assets $    649  $    217  $    251  $  1,482  $    392
Current Liab.    84,113    90,634    90,647    88,369    86,332
Working Cap.  (  83,464)(  90,417)(  90,396)(  86,887)(  85,940)
Total Assets    547,780   557,804   566,957   575,580   587,535
Total Liab.      84,113    90,634    90,647    88,369    86,332

Stockholders'
  Equity        463,667   467,170   476,310   487,211   501,203

Operating
  Revenue      $ 44,405  $ 54,215  $ 58,000  $ 58,739  $ 56,422
Other revenue       -0-       -0-       -0-       -0-       -0-
Net Income
  (Loss)          1,738     3,503     9,140    10,901    13,992
Net Income
  (Loss) per
  common
  share            *         *         *         *         *

*  Less than $.01 per share

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

                 LIQUIDITY AND CAPITAL RESOURCES

     During the 1999 fiscal year, Minex's working capital increased by $947 to a negative $85,940 at November 30, 1999. Working capital is gone. This must be off set by selling or leasing Minex assets. Minex has sold some of its gold processing and oil pumping equipment during previous years. Additional equipment remains but no assurances can be given that this will be sold in the coming year. Minex has pledged its UNICO, Inc. and Intermountain Refining Co., Inc. stock for operating loans to the Norwest Bank of Riverton, Wyoming.

     Minex's total assets increased by $11,955 to $587,535 during the 1999 fiscal year. This is due to continuing expenditures on Nevada mining claims, some of which have limited drill proven gold reserves.
     Minex has no material financial commitments during the coming fiscal year ending November 30, 2000, except for paying administrative costs, performing exploration work as warranted, and paying required maintenance fees on federal government claims. As a minimum, Minex will pay annual maintenance fees on its unpatented lode mining claims at an aggregate cost of $8,400 prior to September 1, 2000. Minex will do its best to retain the most valuable exploration properties in the future.

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

                      RESULTS OF OPERATIONS

     Minex showed a profit of $13,992 during the year ended November 30, 1999, as compared to a profit of $10,901 in 1998 and a profit of $9,140 in 1997. In general, the Minex profit resulted from continuing revenues from oil and gas sales plus advance royalty payments on Nevada mining claims coupled with relatively low general and administrative costs.

     Minex was able to hold its general and administrative expenses to a low level by continuing the policy of making very low salary payments for the remaining officers. A significant portion ($79,623) of the accounts payable liability is unpaid salary to the President of Minex. Interest expenses decreased from previous years.

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

     The Minex Board of Directors has approved management's business plan to reduce expenditures as far as possible, make every effort to sell or lease the company's mineral assets to larger companies that have the financial resources to develop the properties, and continue the company's limited exploration for possible base and precious metal mineral claims. This will be done on a continuing basis during the next fiscal year, but no assurances can be given as to the possible success of this business plan.
     Except for historical information, many of the statements, expectations and assumptions contained in the foregoing are forward-looking statements. The realization of any or all of these expectations is subject to a number of risks and uncertainties and it is possible that the assumptions made by management may not materialize.

     The unaudited Financial Statement for the year ended
November 30, 1999 is as follows:

















































                  CLIFFORD H. MOORE AND COMPANY
                  Certified Public Accountants
                       205 South Broadway
                    Riverton, Wyoming  82501
                         1-307-856-9214










                 ACCOUNTANT'S COMPILATION REPORT


To the Board of Directors
Minex Resources, Inc.
Riverton, Wyoming  82501


     The accompanying balance sheets of Minex Resources, Inc. (a corporation) as of November 30, 1999 and 1998, and the related statements of operations and changes in retained earnings and cash flows for 1999, 1998, and 1997, were not audited by us and, accordingly, we do not express an opinion on them.





                                   /s/  Clifford H. Moore & Co.
                                   February 3, 2000

























                 PART IV. FINANCIAL INFORMATION

                      MINEX RESOURCES, INC.

                         BALANCE SHEETS

                   NOVEMBER 30, 1999 AND 1998

               SEE ACCOUNTANT'S COMPILATION REPORT

                             ASSETS

                                         1999          1998
CURRENT ASSETS:
  Cash                                $       392   $     1,482
      Total current assets            $       392   $     1,482

PROPERTY AND EQUIPMENT, AT COST:
  Oil & gas properties, utilizing
    the full cost method              $ 1,152,938   $ 1,152,938
  Undeveloped and developed mining
    properties                            228,085       216,261
  Equipment and organization costs         74,354        72,972
      Total properties and equipment  $ 1,455,377   $ 1,442,171
  Accumulated depreciation, depletion
    & amortization                   (    962,811) (    962,650)
                                      $   492,566   $   479,521
OTHER ASSETS:
  Investment in affiliate (Note 3)    $    94,577   $    94,577

TOTAL ASSETS                          $   587,535   $   575,580

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable - Bank                $       -0-   $     5,000
  Accounts payable                          6,709         9,505
  Accrued liabilities - officers           79,623        73,622
                      - others                -0-           242
      Total current liabilities       $    86,332   $    88,369

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value;
    authorized 10,000,000 shares,
    none outstanding                  $       -0-   $       -0-
  Common stock, 1 mill par value;
    authorized 100,000,000 shares,
    issued and outstanding
    47,700,000 shares                      47,700        47,700
  Capital in excess of par value        2,581,431     2,581,431
  Retained deficit                   (  2,127,928) (  2,141,920)
      Total stockholders' equity      $   501,203   $   487,211

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                $   587,535   $   575,580



         The accompanying notes to financial statements are an integral part of these statements.

                      MINEX RESOURCES, INC.
            STATEMENTS OF CHANGES IN RETAINED DEFICIT

      FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

               SEE ACCOUNTANT'S COMPILATION REPORT


                           1999          1998          1997

Beginning balance,
  retained deficit,
  December 1           ($ 2,141,920) ($ 2,152,821) ($ 2,161,961)
Net income for the year
  ended November 30          13,992        10,901         9,140

Ending balance,
  retained deficit,
  November 30          ($ 2,127,928) ($ 2,141,920) ($ 2,152,821)






































         The accompanying notes to financial statements
            are an integral part of these statements.
                      MINEX RESOURCES, INC.

                    STATEMENTS OF OPERATIONS

      FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

               SEE ACCOUNTANT'S COMPILATION REPORT

                            1999         1998         1997
REVENUES:
  Oil and gas sales      $    6,422   $    8,739   $   13,000
  Advance royalty            50,000       50,000       45,000
      Total revenues     $   56,422   $   58,739   $   58,000

COSTS AND EXPENSES:
  Oil and gas production
    expenses             $    5,202   $    6,795   $    7,979
  Mineral property              -0-          -0-          -0-
  Depreciation, depletion
    and amortization            161          -0-          -0-
  General and administra-
    tive                     35,569       32,884       36,851
  Interest                    1,498        8,159        4,030
      Total costs and
        expenses         $   42,430   $   47,838   $   48,860
INCOME (LOSS) BEFORE
  INCOME TAX (BENEFITS)  $   13,992   $   10,901   $    9,140

PROVISION FOR INCOME TAX        -0-          -0-          -0-

NET INCOME (LOSS)        $   13,992   $   10,901   $    9,140
INCOME (LOSS) PER
  COMMON SHARE                *            *            *
WEIGHTED AVERAGE NUMBER
  OF COMMON AND COMMON
  EQUIVALENT SHARES
  OUTSTANDING            47,700,000   47,700,000   47,700,000

*  Less than $.01 per share



















         The accompanying notes to financial statements are an integral part of these statements.

                      MINEX RESOURCES, INC.
                    STATEMENTS OF CASH FLOWS

      FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

               SEE ACCOUNTANT'S COMPILATION REPORT


                                   1999       1998       1997
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net income (loss)              $ 13,992   $ 10,901   $  9,140

ADJUSTMENTS TO RECONCILE NET
INCOME (LOSS) TO NET CASH
PROVIDED BY OPERATING
ACTIVITIES:
  Change in accounts payable    (   2,796) (   2,501)     3,312
  Change in accrued liabilities     5,759      5,723      5,523
  Depreciation                        161        -0-        -0-
      Net cash provided by
        operations               $ 17,116   $ 14,123   $ 17,975

INVESTING ACTIVITIES:
  Capital expenditures          ($ 13,206) ($  7,392) ($  9,119)

FINANCING ACTIVITIES:
  Additions to short term
    debt                         $ 28,000   $ 34,400   $ 33,678
  Reductions of short term debt (  33,000) (  39,900) (  42,500)
      Net cash provided (used)
        by financing activities ($  5,000) ($  5,500) ($  8,822)

Net increase (decrease) in cash
  and cash equivalents          ($  1,090)  $  1,231   $     34
Cash and cash equivalents at
  beginning of year                 1,482        251        217
      Cash and cash equivalents
        at end of year           $    392   $  1,482   $    251

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Interest paid                    $  1,498   $  8,159   $  4,030














         The accompanying notes to financial statements
            are an integral part of these statements.
                      MINEX RESOURCES, INC.

                  NOTES TO FINANCIAL STATEMENTS

                NOVEMBER 30, 1999, 1998 AND 1997

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

MINING EXPLORATION AND DEVELOPMENT COSTS

     The Company capitalizes all costs of acquiring, exploring and developing unproven mining properties. Mine development costs, including lease payments, interest and depreciation incurred in bringing claims to the condition necessary for their intended use are capitalized. All properties are reviewed periodically on a claim-by-claim basis to determine if any impairment of value exists. All capitalized costs associated with a claim are charged to expense at the time it is determined that impairment has




                      MINEX RESOURCES, INC.
                  NOTES TO FINANCIAL STATEMENTS

                NOVEMBER 30, 1999, 1998 AND 1997

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  Continued:

MINING EXPLORATION AND DEVELOPMENT COSTS - Continued

occurred. Gains or losses on sales of mining properties will be included in current operations. The capitalized mine development costs are charged to operations using the unit-of-production method based on the estimated ounces of economically recoverable gold associated with the claims being mined.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Equipment is depreciated on the straight-line method over estimated useful lives of three to eight years. The Company acquired computer equipment during 1999.

INCOME TAXES

     Income taxes are provided on all revenue and expense items, regardless of the period which such items are recognized for tax purposes, except for those items representing a permanent difference between pre-tax accounting income and taxable income.

PROFIT OR LOSS PER SHARE

     Profit or loss per share calculations are based on the weighted average number of shares of common and common stock equivalents outstanding for the years ended November 30, 1999, 1998 and 1997.

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













                      MINEX RESOURCES, INC.

                  NOTES TO FINANCIAL STATEMENTS
                NOVEMBER 30, 1999, 1998 AND 1997

NOTE 2:  PROPERTY AND EQUIPMENT:

     A summary of property and equipment is as follows:

                                       1999            1998
OIL AND GAS PROPERTIES:
  Unproved properties               $    95,185     $    95,185
  Abandoned properties and dry
    hole cost                           168,075         168,075
  Proved properties, including
    related equipment                   889,678         889,678
      Total oil and gas properties $ 1,152,938 $ 1,152,938 DEVELOPED AND UNDEVELOPED MINING
PROPERTIES:
  Undeveloped properties            $   228,085     $   216,261
  Developed properties - gold               -0-             -0-
      Total mining properties       $   228,085     $   216,261

FURNITURE AND EQUIPMENT             $    74,354     $    72,972
    TOTAL                           $ 1,455,377     $ 1,442,171

LESS:  ACCUMULATED DEPRECIATION, DEPLETION
       AND AMORTIZATION:
Beginning balance                   $   962,650     $   962,650
Current year's amortization                 -0-             -0-

Ending balance                      $   962,650     $   962,650
Furniture and equipment deprec.             161             -0-
    TOTAL                           $   962,811     $   962,650

BOOK VALUE OF ASSETS                $   492,566     $   479,521

NOTE 3:  INVESTMENT IN AFFILIATE:

     On August 15, 1983, Minex Resources, Inc. acquired 45% (4,500 shares) of the outstanding stock of Methanol Production Corporation ("MPC").

     On July 12, 1988, the assets of MPC were sold to UNICO, Inc. As a result of this transaction, and a later decision to liquidate MPC, Minex received 945,773 shares of UNICO common stock which was reduced to 47,288 shares after a 20 to 1 reverse split on July 28, 1994. Minex's carrying value in UNICO stock is $94,577.

     UNICO, Inc. was acquired by Paradise Innovations, Inc. in 1998, and it spun off a subsidiary called Intermountain Refining Co. Minex presently owns 47,288 shares of stock in each of these companies. UNICO, Inc. is involved in the computer technology business, while Intermountain Refining Co. is in the refinery business.

     No adjustments have been made to the carrying value of Minex's investments in these companies.



                      MINEX RESOURCES, INC.

                  NOTES TO FINANCIAL STATEMENTS

                NOVEMBER 30, 1999, 1998 AND 1997


NOTE 4:  MINERAL PROPERTIES:

     All mineral properties are in Utah or Nevada. Management has determined that the Fair Market Value of these claims exceeds the book carrying value.

NOTE 5:  NOTES PAYABLE:

     November 30, 1998:

     Notes payable (line of credit) to Norwest Bank (formerly
Riverton State Bank) of Riverton consist of the following:

     Secured by UNICO stock.

     The interest rate on this note ranges from
       2 to 3 points over prime                        $  5,000

NOTE 6:  INCOME TAXES:

     The 1999, 1998, and 1997 net income is offset by net operating loss carryovers to produce no current income tax due. The net operating loss carryforwards were used to eliminate potential income taxes of $2,099 in 1999, $1,635 in 1998, and $1,371 in 1997.

     At November 30, 1999, the Company has available, for federal income tax purposes, a net operating loss carryforward of approximately $920,572. Losses carried over from the early years of the company are now expiring and will continue to expire until 2010.

     The Company can recognize income tax benefits for net operating loss carryforwards. The benefit of Minex's net operating loss carryforwards has been reduced 100% by a valuation allowance, due to the uncertainty of their utilitization against future income.

NOTE 7:  COMMITMENTS AND CONTINGENCIES:

     In connection with the unpatented lode mining claims, the Company must pay annual rental fees on the remaining 155 mining claims at $100 per claim for a total of $15,500 in order to retain possessory title for the ensuing year. All but $8,400 will be paid by lessees, and partners.

     Minex has no legal suits outstanding.







                      MINEX RESOURCES, INC.

                  NOTES TO FINANCIAL STATEMENTS

                NOVEMBER 30, 1999, 1998 AND 1997

NOTE 8:  MAJOR CUSTOMERS:

     Certain customers who accounted for more than 10% individually of the Company's revenues, are as follows:

                                       Years Ended November 30,
                                     1999      1998      1997

  Westport Oil Company              $ 2,656  $ 5,504   $ 5,554
  Placer Dome                       $50,000  $50,000   $45,000

NOTE 9:  SEGMENT INFORMATION:

     During the years ended November 30, 1999, 1998 and 1997, the Company operated in two industry segments: oil and gas exploration, and mineral exploration and development
(primarily gold). Segment information consists of the following:

                                       Years Ended November 30,
                                  1999       1998       1997
REVENUE:
  Oil and gas                   $   6,422  $   8,739  $  13,000
  Mineral exploration and
    development                 $  50,000  $  50,000  $  45,000

EXPENSES:
  Oil and gas expenses          $   5,202  $   6,795  $   7,979

IDENTIFIABLE ASSETS, NET OF ACCUMULATED
  DEPRECIATION, DEPLETION AND AMORTIZATION:
  Oil and gas                   $ 263,260  $ 263,260  $ 263,260
  Mineral                       $ 228,085  $ 216,261  $ 208,869

NOTE 10:  UNAUDITED OIL AND GAS RESERVE INFORMATION:

     No costs were incurred in oil and gas property acquisitions, explorations and development activities during 1999, 1998 and 1997.

     The reserve estimates presented as of November 30, 1999, 1998 and 1997 were prepared by the Company and independent petroleum consultants. The Company cautions that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change as future information becomes available.






                      MINEX RESOURCES, INC.

                  NOTES TO FINANCIAL STATEMENTS

                NOVEMBER 30, 1999, 1998 AND 1997


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

     Net quantities of proved reserves and proved developed reserves of crude oil and natural gas (all of which are located within the United States) are as follows:

        RESERVE QUANTITY INFORMATION FOR THE YEARS ENDED
                NOVEMBER 30, 1999, 1998 AND 1997

                                              OIL     GAS
                                            (Bbls)   (MCF)
PROVED RESERVES
  Estimated quantity, November 30, 1997     57,284   84,996
  1998 production                          (   752) (   453)
  Estimated quantity, November 30, 1998     56,532   84,543
  1999 production                          (   752) (   453)
  Estimated quantity, November 30, 1999     55,780   84,090

                                         PROVED RESERVES
                              Developed    Undeveloped    Total
OIL (Bbls)
  November 30, 1997              37,284         20,000   57,284
  November 30, 1998              36,532         20,000   56,532
  November 30, 1999              35,780         20,000   55,780

GAS (MCF)
  November 30, 1997              55,596         29,400   84,996
  November 30, 1998              55,143         29,400   84,543
  November 30, 1999              54,690         29,400   84,090

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




                      MINEX RESOURCES, INC.

                  NOTES TO FINANCIAL STATEMENTS

                NOVEMBER 30, 1999, 1998 AND 1997


NOTE 11:  RELATED PARTY TRANSACTIONS:

     Minex Resources, Inc. accrued wages due to its president at the rate of $500 per month during the fiscal year ended November 30, 1999. Minex Resources, Inc. pays the President's spouse $500 per month for services. Minex Resources, Inc. pays rent to its President for office space in the amount of $2,400 per year.














































                      MINEX RESOURCES, INC.

           SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT


           Balance at                                Balance at
Classifi-   beginning   Additions  Retire-   Other      end of
cations     of period    at cost    ments   changes    period
Year ended
11/30/97:
Oil and gas
properties $ 1,152,938   $    -0-  $   -0-   $ -0-   $ 1,152,938
Undeveloped
mining
properties     199,750      9,119      -0-     -0-       208,869
Equipment       71,073        -0-      -0-     -0-        71,073

           $ 1,423,761   $  9,119  $   -0-   $ -0-   $ 1,432,880

Year ended
11/30/98:
Oil and gas
properties $ 1,152,938   $    -0-  $   -0-   $ -0-   $ 1,152,938
Undeveloped
mining
properties     208,869      7,392      -0-     -0-       216,261
Equipment       71,073        -0-      -0-     -0-        71,073

           $ 1,432,880   $  7,392  $   -0-   $ -0-   $ 1,440,272

Year ended
11/30/99:
Oil and gas
properties $ 1,152,938   $    -0-  $   -0-   $ -0-   $ 1,152,938
Undeveloped
mining
properties     216,261     11,824      -0-     -0-       228,085
Equipment       71,073      1,382      -0-     -0-        72,455

           $ 1,440,272   $ 13,206  $   -0-   $ -0-   $ 1,453,478

Intangible
Assets:
Organi-
zation
costs      $     1,899   $    -0-  $   -0-   $ -0-   $     1,899

Total
Property and
Equipment on
balance
sheet      $ 1,442,171                               $ 1,455,377









                      MINEX RESOURCES, INC.
      SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
          AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

            Balance at                               Balance at
Classifi-    beginning  Additions  Retire-   Other      end of
cations      of period   at cost    ments   changes    period

Year ended
11/30/97:
Oil and gas
properties   $ 889,677   $    -0-    $ -0-  $    -0-  $ 889,677
Equipment       71,074        -0-      -0-       -0-     71,074

             $ 960,751   $    -0-    $ -0-  $    -0-  $ 960,751

Year ended
11/30/98:
Oil and gas
properties   $ 889,677   $    -0-    $ -0-  $    -0-  $ 889,677
Equipment       71,074        -0-      -0-       -0-     71,074

             $ 960,751   $    -0-    $ -0-  $    -0-  $ 960,751

Year ended
11/30/99:
Oil and gas
properties   $ 889,677   $    -0-  $ -0-     $    -0-  $ 889,677
Equipment       71,074        161    -0-          -0-     71,235

             $ 960,751   $    161  $ -0-     $    -0-  $ 960,912

Intangible
Assets:
Organization
costs        $   1,899   $    -0-  $ -0-     $    -0-  $   1,899

Total
accumulated
depreciation,
depletion and
amortization
on balance
sheet        $ 962,650                                 $ 962,811















                      MINEX RESOURCES, INC.

               SCHEDULE IX - SHORT TERM BORROWINGS


COLUMN A          COLUMN D        COLUMN E        COLUMN F

Category of    Maximum amount  Average amount  Weighted average
aggregate        outstanding     outstanding     interest rate
short-term          during          during           during
borrowings        the period      the period       the period

For the year
ended 11/30/97,
payable to bank *   $ 42,500        $ 27,904          9.75%

For the year
ended 11/30/98,
payable to bank *   $ 39,900        $ 19,090          9.46%

For the year
ended 11/30/99,
payable to bank *   $ 33,000        $ 15,346          9.76%

* The average monthly borrowings and weighted average interest rates were determined by using month-end balances of borrowings, and interest rates applicable thereto.

       COLUMNS B and C omitted as the answers are "none."
































Item 8. Disagreements on Accounting and Financial Disclosure There have been no disagreements with the Company's accountants on accounting or financial disclosure matters. Minex has filed unaudited financial statements for the years ended November 30, 1986 through 1999 in accordance with current Securities and Exchange regulations for companies with small incomes.

Miscellaneous

The address and telephone number of the transfer agent for Minex
Resources, Inc. stock is:

American Securities Transfer and Trust
P.O. Box 1596
Denver, CO  80201-1596

(303) 984-4100

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

Dennis W. Tippets1, Chairman of the Board, President,
  Treasurer, Director, Age 61, Elected 1980

Dianne B. Tippets1, Vice President, Secretary, Age 61,
  Elected 1980

Roger D. Ellis, Director, Age 52, Appointed 1980

R. Bruce Trimble, Director, Age 74, Appointed 1981

1  Dennis W. Tippets is the husband of Dianne B. Tippets

(b) There are no arrangements or understandings pursuant to which any director or officer has been selected to act as such.

(c) The principal occupations and statement of experience of each director and each executive officer of Minex Resources, Inc. is as follows:

Dennis W. Tippets

     Mr. Tippets has been President and a Director of the Company since its inception in June, 1980. He served four years as a Director of Methanol Production (MPC), a former affiliate of Minex. Mr. Tippets was formerly employed by the State of Wyoming as Chairman of the State Board of Equalization. In this capacity, he served as an Administrative Law Judge hearing tax appeals. From January, 1995 until March, 1997, Mr. Tippets served as Mayor of Riverton, Wyoming. Mr. Tippets was previously elected to four terms in the Wyoming House of Representatives. He has also served as Chairman of the Science, Technology and Resource Planning Committee for the National Conference of State Legislators. Currently, Mr. Tippets is self employed as a state certified and nationally-designated real estate appraiser by Tippets Appraisal Service, P.C., a company established and operated by himself and his wife.

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

Roger D. Ellis

     Mr. Ellis has been a Director of the Company since its inception in June, 1980 and was a Director of MPC. He served as Vice President of Minex until his resignation to pursue other activities in June, 1985. Before joining Minex, Mr. Ellis was operations engineer for Federal-American Partners of Riverton, Wyoming. While at Federal-American, Mr. Ellis was responsible for development and supervision of mine operations reports, testing and evaluation of operating equipment, drilling and blasting programs, and a variety of other supervisory tasks. From 1975 to 1977, Mr. Ellis was senior mining engineer with Federal-American Partners in a mine planning and evaluation capacity. From 1973 to 1975, Mr. Ellis was employed by Carlin Gold Mining Company of Carlin, Nevada as mine geologist and assistant to the chief engineer. His responsibilities included supervising all geologic activities.
From September 1971 to June 1973, Mr. Ellis was employed by Duval Corporation in Kingman, Arizona, as a geologist and mining engineer responsible for pit geology, mine scheduling, and production accounting.

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

     Mr. Trimble graduated from Brigham Young University with a Bachelor of Science degree in Geology in 1952, and has completed post-graduate studies in geology at that University. Mr. Trimble is a member of the American Association of Petroleum Geologists, and the Rocky Mountain Association of Geologists.

Dianne B. Tippets

     Mrs. Tippets has served as Secretary of the Company since it was founded in June, 1980, and as Treasurer from 1983 to 1985. She was elected Vice President of the Company in June, 1985. She has also been employed by the Company on a part-time basis in a secretarial capacity. Mrs. Tippets, the wife of Dennis W. Tippets, President and Director of the Company, is also employed as a certified real estate appraiser and officer of Tippets Appraisal Service, P.C. in Riverton, Wyoming. From 1976 to May 1980, she served as manager of the Southglenn Apartments in Riverton where her responsibilities included providing secretarial and bookkeeping services for this organization. From 1963 to 1967, Mrs. Tippets taught in an elementary school in Hoquiam, Washington, and in 1961-62, she taught in a Junior High School in Jefferson County, Colorado. Other business experience includes employment at the University of Colorado Admission Office, the First National Bank of Fleming, Colorado and ownership of wheat farmland in northeastern Colorado.

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

     (2) was convicted in a criminal proceeding or is the named subject for a pending criminal proceeding (excluding traffic violations and other minor offenses);


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

     Based upon a review of Forms 3 and 4 furnished to the Registrant pursuant to Rule 16a-3(e) since January 1, 1995, and written representations referred to in Item 405(b)(2)(i) of Regulation S-K, no directors, officers, beneficial owners of more than ten percent of the Registrant's common stock, or any other person subject to Section 16 of the Exchange Act failed for the period from January 1, 1995 through November 30, 1999, to file on a timely basis the reports required by Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation

(a) No executive officer of the Registrant received aggregate cash compensation from the Registrant in excess of $15,000 during the Registrant's last fiscal year. The following table contains information with respect to the aggregate compensation accrued by the Registrant for the fiscal year ended November 30, 1998 to the chief executive officer:

Name and Principal Position      Annual Compensation
                                 Year  Salary  Bonus

Dennis W. Tippets, CEO           1999  $6,000  $ -0-
                                 1998  $6,000  $ -0-
                                 1997  $6,000  $ -0-

     During fiscal 1999, Mr. Tippets was paid or accrued salary, at an annual part-time salary rate of $6,000. Mrs. Tippets was paid a salary of $6,000 for her duties as Vice President and Corporate
Secretary in fiscal 1999.

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

     Minex assists in providing Mr. and Mrs. Tippets with health insurance benefits. Minex pays for a $150,000 life insurance policy for the benefit of Mr. Tippets when cash flow permits, and pays his Rotary Club membership dues. Minex does not believe that the aggregate value of such additional compensation exceeds 50% of the salaries of either person.

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

Item 11.  Security Ownership of Certain Beneficial
Owners and Management

                                      Amount and
                                      nature of
Title        Name and Address of      beneficial    Percent
of Class     beneficial holder        ownership     of class

Common       Dennis W. Tippets (1)(3)  3,150,000     6.6%
             1614 Gannett Drive
             Riverton, WY  82501

Common       Roger D. Ellis (2)(3)     2,950,000     6.2%
             1725 East 1550 North
             Logan, UT  84321

Common       Leslie W. Larsen (5)      2,725,000     5.7%
             (Estate)
             Route 1, Box 431C
             Riverton, WY  82501

Common       R. Bruce Trimble (2)(3)     326,000      .7%
             1656 South Holland Crt.
             Lakewood, CO  80226

Common       All officers and directors
             as a group (five persons) 9,151,000    19.2%

Common       Richard F. Sexauer,
             Sr. (4)                   4,789,000    10.04%
             140 Mansey Place
             Manhasset, NY  11030

(1)  An officer and director of Minex.
(2)  A director of Minex.
(3)  A former director of MPC.
(4)  Not an officer or director of Minex.
(5)  A former director of Minex.

     There are no arrangements known to Minex which may result in change of control of Minex. Mr. Richard F. Sexauer, Sr. has accumulated a significant number of shares of Minex and reportedly filed the required Form 13(d) with the Securities and Exchange Commission.

Item 12.  Certain Relationships and Related Transactions

     12(a)(b) Since June 1, 1991, there were no transactions and there are no proposed transactions in which the amount involved exceeds $60,000 and in which any executive officer, nominee, or director of the Registrant, any security holder who is known by the Registrant to hold of record or beneficially more than five percent of any class of the Registrant's voting securities or any member of the immediate family of any of the foregoing person, had or will have a direct or indirect material interest.

Item 13.  Exhibits, Financial Statements, Schedules, and
Reports on Form 8-K

(a) The following documents are filed as part of this report:

     1.  Financial Statements:

         Balance Sheets, November 30, 1999 and 1998

         Statement of Operations for the years ended
         November 30, 1999, 1998, and 1997

         Statement of Cash Flows for the years ended
         November 30, 1999, 1998, and 1997

         Statement of Stockholders' Equity for the years ended November 30, 1999, 1998, and 1997

         Notes to Financial Statements

     2.  Financial Statement Schedules:

         Schedule V - Property, Plant and Equipment for
         the years ended November 30, 1999, 1998, and
         1997

         Schedule VI - Accumulated Depreciation,
         Depletion and Amortization of Property, Plant and Equipment for the years ended November 30, 1999, 1998, and 1997

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

                               MINEX RESOURCES, INC.

Date:  February 24, 2000       By:/s/ Dennis W. Tippets
                               Dennis W. Tippets, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  February 24, 2000        /s/ Dennis W. Tippets
                                Dennis W. Tippets
                                President, Treasurer, Director,
                                Chief Operating Officer and
                                Chief Financial Officer

Date:  February 24, 2000        /s/ Roger D. Ellis
                                Roger D. Ellis
                                Director


Date:  February 24, 2000        /s/ R. Bruce Trimble
                                R. Bruce Trimble
                                Director